Form 10-Q
period 1996-04-30
LAKEVIEW FINANCIAL CORP /NJ/
filed 1996-06-14
CIK 921692

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    April 30, 1996

                                       OR

   ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________ to __________________

                         Commission file number: 0-25106

                            Lakeview Financial Corp.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

New Jersey                                        22-3334052
- -------------------------------               -------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

                   1117 Main Street Paterson, New Jersey 07503
               --------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (201) 742-3060
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
               --------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: April 30, 1996

            Class                                  Outstanding
- ----------------------------                     ----------------
$2.00 par value common stock                     2,265,704 shares

            LAKEVIEW FINANCIAL CORP. and SUBSIDIARIES

                             CONTENTS

PART I - FINANCIAL INFORMATION                                            Page

Item 1:   Financial Statements

          Unaudited Consolidated Statements of Financial Condition
          as of April 30, 1996 and July 31, 1995                            3

          Unaudited Consolidated Statements of Income for the Three
          Months Ended April 30, 1996 and 1995                              4

          Unaudited Consolidated Statements of Income for the Nine
          Months Ended April 30, 1996 and 1995                              5

          Unaudited Consolidated Statements of Shareholders' Equity for the
          Nine Months Ended April 30, 1996 and 1995                         6

          Unaudited Consolidated Statements of Cash Flows for the Nine
          Months Ended April 30, 1996 and 1995                              7

          Notes to Unaudited Consolidated Financial Statements              9

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              12

PART II -  OTHER INFORMATION

Item 1:   Legal Proceedings                                                19

Item 2:   Changes in Securities                                            19

Item 3:   Defaults Upon Senior Securities                                  19

Item 4:   Submission of Matters to a Vote of Security Holders              19

Item 5:   Other Information                                                19

Item 6:   Exhibits and Reports on Form 8-K                                 20

Signatures                                                                 21

LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
AS OF APRIL 30, 1996 AND JULY 31, 1995

                                                  (Unaudited)
                                                  April 1996       July  1995
                                                  ------------     ------------
Assets
Cash on hand and in banks                         $  3,383,283     $  8,021,666
Federal funds sold, net                                      0                0
                                                  ------------     ------------
Total cash and cash equivalents                      3,383,283        8,021,666

Investment securities held to maturity, net         24,741,693       55,737,605
Investment securities available for sale, net      103,400,690        8,567,375
Mortgage-backed securities held to maturity, net   127,733,649      175,375,296
Loans receivable, net                              165,742,953      142,122,945
Real estate owned, net                               2,235,775        3,608,392
Federal Home Loan Bank of New York stock, at cost    2,587,400        2,587,400
Accrued interest receivable, net                     3,816,947        2,718,349
Office properties and equipment, net                 4,208,263        4,299,594
Excess of cost over fair value of assets acquired   10,506,496       11,496,712
Other assets                                         6,798,054        4,676,663
                                                  ------------     ------------
Total assets                                      $455,155,203     $419,211,997
                                                  ============     ============


Liabilities and Shareholders' Equity
Deposits                                          $353,892,850     $343,489,328
Borrowings                                          52,950,000       19,000,000
Borrowings - (ESOP) obligation                         755,804          858,929

Advance payments by borrowers for taxes and
  insurance                                          1,469,647        1,501,453
Other liabilities                                      799,477        4,922,053
                                                  ------------     ------------
Total liabilities                                  409,867,778      369,771,763

Shareholders' Equity
Common stock: $2.00 par value; authorized 10,000,000
  shares, issued 2,928,076 shares and outstanding
  2,265,704 shares at April 30, 1996                 5,856,152        5,323,920
Additional paid-in capital                          26,279,851       21,733,849
Retained income substantially restricted            27,879,473       28,982,735
Unrealized gain (loss) in securities
  available for sale, net of taxes                  (1,852,773)         (55,054)
Treasury stock at cost                             (10,655,120)      (3,970,106)
Common stock acquired by ESOP                         (726,910)        (834,910)
Common stock acquired by MSBP                       (1,493,248)      (1,740,200)
                                                  ------------     ------------
Total shareholders' equity                          45,287,425       49,440,234
                                                  ------------     ------------
Total liabilities and shareholders' equity        $455,155,203     $419,211,997
                                                  ============     ============

Stated book value per share                             $19.99           $18.71
Tangible book value per share                           $15.35           $14.35

See accompanying notes to consolidated financial statements.

LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED APRIL 30, 1996  AND  1995

                                                     (Unaudited)     (Unaudited)
                                                      April 1996      April 1995
                                                       ---------       ---------
Interest income:
  Loans receivable                                    $3,523,076      $2,988,437
  Mortgage-backed securities held to maturity          2,092,479       2,925,978
  Investment securities held to maturity                 308,059       1,105,677
  Investment securities available for sale             1,772,832          40,411
                                                       ---------       ---------
    Total interest income                              7,696,446       7,060,503

Interest expense:
  Interest on deposits                                 3,484,840       2,960,059
  Interest on borrowings                                 665,484         434,013
                                                       ---------       ---------
    Total interest expense                             4,150,324       3,394,072

Net interest income before provision for loan losses   3,546,122       3,666,431
  Provision for loan losses                              184,043       1,076,262
                                                       ---------       ---------
Net interest income after provision for loan losses    3,362,079       2,590,169

Other Income:
  Loan fees and service charges                          276,014         310,317
  Gains on sale of investments                           738,400       1,173,722
  Other operating income                                 682,635       2,074,129
                                                       ---------       ---------
    Total other income                                 1,697,049       3,558,168

Other expense:
  Employee compensation                                1,283,770       1,075,763
  Office occupancy                                       235,301         207,522
  Loss from REO operations                                40,306          88,608
  Other operating expense                                726,170         747,928
  Amortization of goodwill                               330,072         330,072
                                                       ---------       ---------
    Total other expense                                2,615,619       2,449,893

Net income before taxes                                2,443,509       3,698,444
  Federal and state income taxes                         936,000         627,331
                                                       ---------       ---------
Net Income                                            $1,507,509      $3,071,113
                                                      ==========      ==========

Net income per share                                       $0.67           $1.24
Weighted average numbers of shares                     2,255,285       2,482,072

LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED APRIL 30, 1996 AND 1995

                                                     (Unaudited)      (Unaudited)
                                                         1996            1995
                                                       ---------       ---------
Interest income:
  Loans receivable                                   $10,293,064     $ 9,184,916
  Mortgage-backed securities held to maturity          7,546,557       8,414,684
  Investment securities held to maturity               2,266,075       3,358,101
  Investment securities available for sale             2,606,725         165,004
                                                       ---------       ---------
    Total interest income                             22,712,421      21,122,705

Interest expense:
  Interest on deposits                                10,557,853       8,522,551
  Interest on borrowings                               1,695,107       1,202,640
                                                       ---------       ---------
    Total interest expense                            12,252,960       9,725,191

Net interest income before provision for loan losses  10,459,461      11,397,514
  Provision for loan losses                              543,328       1,640,458
                                                       ---------       ---------
Net interest income after provision for loan losses    9,916,133       9,757,056

Other Income:
  Loan fees and service charges                          837,172         950,937
  Gain on sale of investments                          2,622,561       1,719,756
  Other operating income                                 912,743       2,323,689
                                                       ---------       ---------
    Total other income                                 4,372,476       4,994,382

Other expense:
  Employee compensation                                3,590,158       3,244,207
  Office occupancy                                       649,228         610,996
  Loss from REO operation                                487,736         449,940
  Other operating expense                              2,225,274       2,322,005
  Amortization of goodwill                               990,216         990,216
                                                       ---------       ---------
    Total other expense                                7,942,612       7,617,364

Net income before taxes                                6,345,997       7,134,074
  Federal and state income taxes                       2,317,998       1,795,574
                                                       ---------       ---------
Net Income                                           $ 4,027,999     $ 5,338,500
                                                      ==========      ==========

Net income per share                                       $1.70           $2.15
Weighted average numbers of shares                     2,375,454       2,482,072

LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED APRIL 30, 1996 AND 1995

                                                                                                     Unrealized
                                                                                                     Gain/(loss)
                                  Additional                              Unallocated   Unallocated   Securities    Total
                        Common     Paid-in      Retained     Treasury       Shares        Shares      Available   Shareholders'
                        Stock      Capital       Income        Stock        of ESOP       of MSBP     For Sale      Equity
                     ----------  -----------   -----------  -----------   ----------   -----------   ------------ -------------
Balance at
  July 31, 1994      $4,840,000  $18,574,374   $26,630,488           $0   ($1,016,000) ($2,046,000)  $          0   $46,982,862

Net income                    -            -     5,338,500            -             -            -              -     5,338,500

Change in
  unrealized gains/
  (loss) on securities
  available for sale,
  net of tax                  -            -             -            -             -             -      (567,673)     (567,673)

Amortization of
  ESOP shares                 -       86,296             -            -       145,090             -             -       231,386

Amortization of
  MSBP shares                 -      138,172             -            -             -      233,200             -        371,372

Stock dividend
  distribution          483,920    2,843,030    (3,326,950)           -             -             -             -             0

Cash dividend
  distribution                -            -      (468,121)           -             -             -             -      (468,121)

Purchase of
  treasury stock              -            -             -   (2,848,192)            -             -             -    (2,848,192)
                     ----------  -----------   -----------  -----------    ----------   -----------   -----------   -----------
Balance at
  April 30, 1995     $5,323,920  $21,641,872   $28,173,917  ($2,848,192)    ($870,910)  ($1,812,800)  ($  567,673)  $49,040,134
                     ==========  ===========   ===========  ===========     =========   ===========   ============  ===========

                                                                                                     Unrealized
                                                                                                     Gain/(loss)
                                  Additional                              Unallocated  Unallocated   Securities    Total
                        Common     Paid-in      Retained     Treasury       Shares       Shares      Available   Shareholders'
                        Stock      Capital       Income        Stock        of ESOP      of MSBP     For Sale      Equity
                     ----------  -----------   -----------  -----------   ----------  -----------   ------------ -------------
Balance at
  July 31, 1995      $5,323,920  $21,733,849   $28,982,735  ($3,970,106)  ($834,910)  ($1,740,200)   ($55,054)    $49,440,234

Net income                    -            -     4,027,999            -           -             -             -     4,027,999

Change in unrealized
  gains / (loss) on
  securities
  available for sale,
  net for tax                 -            -             -            -           -             -    (1,797,719)   (1,797,719)

Amortization of
  ESOP shares                 -      269,624             -            -     108,000             -             -       377,624

Amortization of
  MSBP shares                 -      118,315                          -           -       246,952             -       365,267

Stock dividend
  distribution          532,232    4,158,063    (4,690,295)           -           -             -             -             0

Cash dividend
  distribution                -            -      (440,966)           -           -             -             -      (440,966)

Purchase of
  treasury stock              -            -             -   (6,685,014)          -             -             -    (6,685,014)
                     ----------  -----------   ----------- ------------   ----------  -----------   ------------  -----------

Balance at
  April 30, 1996     $5,856,152  $26,279,851   $27,879,473 ($10,655,120)  ($726,910)  ($1,493,248)  ($1,852,773)  $45,287,425
                     ==========  ===========   ===========  ============  =========   ===========   ===========   ===========

LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 1996 AND 1995

                                                            (Unaudited)       (Unaudited)
                                                                1996              1995
                                                            -----------        ---------

Cash flows from operating activities:
    Net Income                                              $ 4,027,999       $5,338,500
Adjustment to reconcile net income to net cash provided
 by operating activities :
    Amortization of excess of cost over fair value of
      assets acquired                                           990,216          990,216
    Amortization of discounts and premiums, net                (300,039)        (185,411)
    Provision for losses on loans                               487,316        1,640,458
    Provision for losses on real estate owned                   222,447          271,279
    Gain on sale of loans                                        (9,598)          (2,863)
    Gain on sale of real estate owned, net                      (18,972)        (141,138)
    Net realized gains on sale of investments
      available for sale                                     (2,556,769)      (1,719,756)
    Increase in accrued interest receivable                  (1,098,598)        (407,609)
    Decrease in deferred loan fees                              (51,923)        (113,531)
    Increase in other assets                                 (2,121,391)      (2,000,451)
    Decrease in other liabilities                            (3,112,236)        (126,060)
    Depreciation of office properties and equipment, net        219,178          189,819
                                                            -----------        ---------
       Net cash (used in) provided by operating activities:  (3,322,370)       3,733,453

Cash flows from investing activities:
    Loan origination net of principal payments              (24,210,648)      (6,753,004)
    Purchase of loans                                                 0         (136,946)
    Increase in Federal Home Loan Bank stock                          0         (731,100)
    Purchase of investment securities available for sale    (34,879,462)      (5,435,800)
    Proceeds from sale of investment securities
      available for sale                                     41,345,411       13,599,629
    Proceeds from maturity of investment securities
      available for sale                                     10,250,000                0
    Principal payments on investment securities
      available for sale                                        804,449                0
    Purchase of investment securities                       (90,953,530)      (4,057,500)
    Proceeds from maturity of investment securities          41,096,117          975,000
    Purchase of mortgage-backed securities                   (2,773,214)      (8,947,871)
    Principal payments on mortgage-backed securities         18,903,934       12,688,163
    Proceeds from sale of real estate owned                   1,393,274        1,762,957
    Increase in office properties and equipment                (127,847)        (315,714)
                                                            -----------        ---------
       Net cash (used in) provided by investing activities  (39,151,516)       2,647,814


LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES

FOR THE NINE MONTHS ENDED APRIL 30, 1996 AND 1995

                                                             (Unaudited)      (Unaudited)
                                                                1996              1995
                                                             ----------       ----------


Cash flows from financing activities:
    Increase (decrease) in deposits, net                     10,403,523       (6,686,757)
    Increase in borrowings, net                              33,846,875        7,371,875
    Decrease in advance payments by
      borrowers for taxes, net                                  (31,806)      (1,213,461)
    Purchase of treasury stock                               (6,685,014)      (2,848,192)
    Amortization of ESOP shares                                 377,624          231,386
    Amortization of MSBP shares                                 365,267          371,372
    Dividend paid                                              (440,966)        (468,121)
                                                             ----------       ----------
       Net cash provided by (used in) financing activities   37,835,503       (3,241,898)
                                                             ----------       ----------

       Net change in cash and cash equivalents               (4,638,383)       3,139,370
Cash and cash equivalents at beginning of period              8,021,666        2,488,630
                                                             ----------        ---------

Cash and cash equivalents at end of period                  $ 3,383,283       $5,628,000
                                                             ==========       ==========



Cash paid during period for:

       Interest                                             $10,557,853       $9,366,145
       Income Taxes                                          $1,842,277       $2,040,000

Supplemental disclosures of non-cash investing activities:

       Transfer of loans receivable to real estate owned       $224,132       $2,046,558
       Transfer of securities to securities available
         for sale                                          $112,605,004               $0

                                       8

            LAKEVIEW FINANCIAL CORP. and SUBSIDIARIES

       Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements of Lakeview Financial Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.

In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial condition, results of operations and changes in cash flows have been made at and for the three and nine months ended April 30, 1996. The results of operations for the three months and nine months ended April 30, 1996, are not necessarily indicative of results that may be expected for the entire fiscal year ending July 31, 1996, or for any other period.

(2)  Conversion from Mutual to Stock Form of Ownership

On December 22, 1993, the Company's wholly-owned subsidiary, Lakeview Savings Bank (the "Savings Bank"), completed its conversion from a state chartered mutual savings bank to a state chartered stock savings bank (the "Conversion"). The Savings Bank issued 2,420,000 shares at $10 per share, in the Conversion, for a total of $24,200,000. The net proceeds from the Conversion, after reflecting offering expenses of $880,626, were $23,319,374. The proceeds were added to the Savings Bank's general funds to be used for general corporate purposes.

As part of the Conversion, the Savings Bank's Employee Stock Ownership Plan ("ESOP") purchased 110,000 shares of the Savings Bank's common stock at $10 per share, or $1,100,000, which was funded by a loan from an unaffiliated lender. The Savings Bank intends to make discretionary cash contributions to the ESOP sufficient to service the amount borrowed. Additionally, the Savings Bank's Management Stock Bonus Plan ("MSBP") purchased 220,000 shares at $10 per share totaling $2,200,000. The funds used to acquire the MSBP shares were contributed by the Savings Bank. The Savings Bank has allocated 66% of the shares to directors, officers and other key employees of the Savings Bank.

(3)  Net Income per Share

Net income per share was computed by dividing net income by the weighted average number of total common stock shares outstanding during the three and nine month periods ended April 30, 1996 and 1995. The weighted average number of shares includes an
                                       9
adjustment for the 10% stock dividend during the quarters ended January 31, 1995 and 1996. The weighted average number of shares outstanding include 81,965 shares and 45,144 shares committed to be released for the Savings Bank's MSBP and ESOP, respectively.

(4)  Non Performing Loans and the Allowance for Loan Losses

Non performing loans at April 30, 1996, and July 31, 1995, are as follows:

                                      April 30, 1996        July 31,1995
                                      --------------        ------------
Loans delinquent 90 days or more       $6,371,613.           $4,222,259.
As a percentage of total loans                3.8%                  3.0%

An analysis of the allowance for loan losses for the nine month periods ended April 30, 1996 and 1995 is as follows:

                                    For the nine        For the nine
                                    months ended        months ended
                                   April 30, 1996      April 30, 1995
                                   --------------      --------------

Balance at beginning of period       $2,534,836.         $1,713,590.
Provision charged to operations         543,328.          1,640,458.
Charge-offs, net                        121,239.            755,218.
                                     -----------         -----------
Balance at end of period             $2,956,925.         $2,598,830.
                                     ===========         ===========

(5)  Accounting for Employee Stock Ownership Plans

The Savings Bank accounts for its ESOP and MSBP in accordance with Statement of Position No. 93-6, "Employees' Accounting for Employee Stock Ownership Plans:
(SOP 93-6). SOP 93-6 requires the Savings Bank to record compensation expense equal to the fair value of shares when shares are committed to be released. The difference between the fair value of the shares committed to be released and the cost of those shares is charged or credited to additional paid-in capital.

(6)  Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), was issued by the Financial Accounting Standards Board (FASB) in May 1993. SFAS 114 generally would require all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value, of the expected future cash flows discounted at the loan's effective interest rate or at the loans collateral value. SFAS 114 also provides that in-substance foreclosed loans should not be included in real estate owned for financial reporting purposes, but rather should be included in the loan portfolio. SFAS 114 is effective for fiscal years beginning after December 15, 1994. In October 1994, the FASB amended certain provisions of SFAS 114 by the issuance of SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." SFAS No. 118, amends SFAS 114 by eliminating certain provisions describing how a creditor should report income on an impaired loan and increasing disclosure requirements as to information on recorded investments in certain impaired loans and how a creditor recognizes related interest income. The effective date of SFAS 118 is the same as for SFAS 114, and will be adopted prospectively. The bank adopted the Statement on August 1, 1995. Such adoption did not have a material impact on the financial position or results of operations.

Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122), was issued by the Financial Accounting Standards Board (FASB) in May 1995. SFAS 122 amends certain provisions of SFAS 65 to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. SFAS 122 generally would require a mortgage banking enterprise that purchases or originates loans to allocate the cost of acquiring those loans to the mortgage servicing rights and the loans based on their relative fair values if it is practical to estimate those fair values. Any costs allocated to mortgage servicing rights should be recognized as separate assets and amortized in proportion to and over the period of estimated net servicing income and should be evaluated for impairment based on their fair value. Management has not determined what impact, if any, the adoption of SFAS 122 will have on the Bank's consolidated financial statements. SFAS 122 is effective for fiscal years beginning after December 15, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

General

The Company was organized on August 25, 1994, at the direction of the Board of Directors of the Savings Bank for the purpose of becoming a unitary savings and loan holding company to own all of the outstanding shares of stock of the Savings Bank. On the effective date of the reorganization, the Company exchanged one share of its stock for each share of Savings Bank stock.

The Company is subject to regulation and examination by the Office of Thrift Supervision pursuant to the Home Owners' Loan Act. Such regulation and examination is intended for the protection of the depositors of the Company's subsidiary, the Savings Bank. The Savings Bank is regulated by the New Jersey Department of Banking and the Federal Deposit Insurance Corporation ("FDIC").

The Company is headquartered in Paterson, New Jersey. Its primary business is currently the operation of its three subsidiaries, the Savings Bank, Lakeview Mortgage Depot, Inc. and Branchview, Inc. The Company may originate or purchase other subsidiaries and perform other activities in the future.

Comparison of Operating Results For The Three Months Ended April 30, 1996 and
1995

Net Income: Net income decreased $1.6 million, or 50.9%, to $1.5 million, for the three month period ended April 30, 1996, from $3.1 million, for the same period last year. The decrease in net income is the result of lower net interest income, other income and higher other expenses, offset by a decrease in provision for loan losses.

Interest Income: Total interest income increased $636 thousand to $7.7 million for the quarter ended April 30, 1996, compared to $7.1 million for the quarter ended April 30, 1995. The increase was due to growth in interest earning assets and an increase in the average yield on interest earning assets from 7.37% to 7.38%. The average balance in interest earning assets for the three months increased $34.2 million, or 8.9% to $417.2 million from $383.0 million for the three months ended April 30, 1995.

Interest Expense: Total interest expense increased $756 thousand to $4.2 million for the quarter ended April 30, 1996, compared to $3.4 million for the quarter ended April 30, 1995. The increase was due to growth in interest bearing liabilities and an increase in the cost from 3.72% to 4.18%. Total average balance in interest bearing liabilities for the quarter increased $32.2 million, or 8.8% to $397.2 million, from $365.0 million for the quarter ended April 30, 1995.

Net Interest Income: Net interest income before provision for loan losses decreased $120 thousand or 3.3%, to $3.5 million for the three months ended April 30, 1996, from $3.6 million for the three months ended April 30, 1995.

Provision For Loan Losses: For the comparison period, the provision for loan losses decreased $892,000, or 82.9%, to $184,000 compared to $1,076,000 for the same period ended April 30, 1995. Management of the Savings Bank regularly accesses the credit risk of the loan portfolio based on information available at such times, including trends in the local real estate market and levels of the Savings Bank's non-performing loans and assets. Additional provision for loan losses may be required as a result of this assessment.

Other Income: Other income decreased $1,861,000 during the comparison period to $1,697,000, or 52.3%, from $3,558,000, mainly attributed to a one-time gain of $2,000,000, net of taxes, on the sale of Residential Money Center, Inc. ("RMC"), by Branchview Inc. during the three months ended April 30, 1995, offsetting by an increase in other income from subsidiaries of $527,000 to $565,000, for the three months ended April 30, 1996, from $38,000 for the three months ended April 30, 1995. During the quarter ended April 30, 1996, the Savings Bank realized gains on the sale of the common stock of the Student Loan Mortgage Association ("SLMA") of $233,000 and $505,000 on the sale of other equity securities. The gains on the sale of securities for the quarter ended April 30, 1996, are not necessarily indicative of gains that may be expected for the entire fiscal year ending July 31, 1996.

Other Expense: For the comparison period, other expense increased $166,000, or 6.8%, to $2,616,000 for the three months ended April 30, 1996, from $2,450,000 for the three months ended April 30, 1995. Compensation increased $208,000, or 19.3% to $1,284,000 for the quarter ended April 30, 1996, from $1,076,000 for the three months ended April 30, 1995, mainly attributed to increased operations of the Company's subsidiary, Lakeview Mortgage Depot, Inc. Offsetting these increases was a decrease in the net loss on real estate owned operations of $48,000 for the comparison period. Management will continue to liquidate real estate owned whenever possible.

Federal and State Income Taxes: Income taxes totaled $936,000 for the quarter ended April 30, 1996, a increase of $309,000, or 49.2%, over the $627,000, for the three months ended April 30, 1995.

Comparison of Operating Results For The Nine Months Ended April 30, 1996 and
1995

Net Income: Net income decreased $1,311,000 from $5.3 million for the nine months ended April 30, 1995 to $4.0 million for the same period this year. The decrease is the result of lower net interest income, other income and increase in other expenses, offset by decreases in provision for loan losses.

Interest Income: Total interest income increased $1.6 million or 7.5% to $22.7 million for the nine months ended April 30, 1996, from $21.1 million for the nine months ended April 30, 1995. The increase was due to the growth in interest earning assets and an increase in the average yield on interest earning assets from 7.32% to 7.44%. Total average balance in interest earning assets for the nine months ended April 30, 1996 increased $22 million or 5.7% to $406.9 million from $384.9 million for the nine months ended April 30, 1995.

Interest Expense: Total interest expense increased $2.5 million or 26.0% to $12.3 million for the nine months ended April 30, 1996 from $9.7 million for the nine months ended April 30, 1995. The increase was due to the growth in interest bearing liabilities and an increase in the cost of deposits from 3.54% to 4.23%. Total average balance in interest bearing liabilities for the nine months ended April 30, 1996 increased $19.8 million or 5.4% to $386.3 million from $366.5 million for the nine months ended April 30, 1995.

Net Interest Income: Net interest income before provision for loan losses decreased $938 thousand or 8.2% from $11.4 million for the nine months ended April 30, 1995, to $10.5 million for the same period this year.

Provision for Loan Losses: The provision for loan losses decreased $1,097,000 to $543,000 for the nine months ended April 30, 1996, from $1,640,000 for the nine months ended April 30, 1995. Additional provisions for loan losses may be required if the general economic conditions and real estate values decline.

Other Income: Other income decreased $622,000 or 12.5% from $4,994,000 for the nine months ended April 30, 1995, to $4,372,000 for the same period this year. The decrease in other operating income is mainly due to a net of tax gain of $2,000,000, on the sale of the Savings Bank's interest in RMC in the previous period, offsetting these decreases was the gain on sale of investments which increased $903 thousand to $2.6 million for the nine months ended April 30, 1996, from $1,720,000 for the nine months ended April 30, 1995.

Other Expense: Other expense increased $325,000 from $7.6 million for the nine months ended April 30, 1995 to $7.9 million for the same period ended April 30, 1996. Employee compensation and loss from REO operations increased $345,000 and $38,000 respectively. Offsetting the increase other operating expenses decreased $97,000 from $2.3 million for the nine months ended April 30, 1995 to $2.2 million for the nine months ended April 30, 1996.

Comparison of Financial Condition at April 30, 1996 and July 31, 1995

Total assets increased $36.0 million, or 8.6%, to $455.2 million at April 30, 1996, from $419.2 million at July 31, 1995. The increase was primarily due to increases in loans receivable, net, of $23.6 million, $1.1 million in accrued interest receivable, $94.8 million in investment securities available for sale, offsetting declines in cash and cash equivalents of $4.6 million, $47.6 million in mortgage-backed securities held to maturity, $31.0 million in investment securities held to maturity.

Investment securities available for sale increased $94.8 million to $103.4 million at April 30, 1996 from $8.6 million at July 31, 1995. The increase was mainly attributable to the reclassification at December 31, 1995 of $81.3 million of investment securities held to maturity and $31.5 million of mortgage backed securities held to maturity to investments securities available for sale. This is done pursuant to the guidelines of the FASB Special Report for SFAS No. 115, "A Guide To Implementation Of Statement 115 On Accounting For Certain Investments In Debt And Equity Securities," The special report provided that concurrent with the initial adoption on these implementation guidelines, but no later than December 31, 1995, an enterprise could reaccess the classification of all securities held at that time and account for any resulting reclassification at fair value. Reclassification from the held to maturity category that resulted from this one time reassessment would not call into question the intent of the enterprise to hold debt securities to maturity in the future.

Mortgage backed securities held to maturity decreased $47.6 million, or 27.2%, to $127.7 million at April 30, 1996, from $175.4 million at July 31, 1995. Purchases of $2.8 million of mortgage-backed securities were more than offset by principal repayments of $18.9 million from the existing portfolio and the transfer of $31.7 million of mortgage backed securities held to maturity at December 31, 1995 to investments available for sale.

Loans receivable increased $23.6 million, or 16.6%, to $165.7 million at April 30, 1996, from $142.1 million at July 31, 1995. The increase is the result of the expansion of the Savings Bank's operations and the resultant higher volume of loan originations.

Investment securities held to maturity, net, decreased $31.0 million, or 55.6% to $24.7 million at April 30, 1996, from $55.7 million at July 31, 1995. This is mainly attributable to the reclassification of investment securities held to maturity to investments available for sale discussed previously.

Deposits, after interest credited, increased $10.4 million, or 3.0%, to $353.9 million at April 30, 1996, from $343.5 million at July 31, 1995.

Borrowings increased $34.0 million, or 178.7%, to $53.0 million at April 30, 1996, from $19.0 million at July 31, 1995. During the period ended April 30, 1996, the Savings Bank used borrowings to fund the growth in loans receivable.

Shareholders' equity decreased $4.2 million, or 8.4%, during the nine months ended April 30, 1996, to $45.2 million. This was primarily due to the repurchase by the Company of

376,913 shares of its common stock classified as treasury stock at a cost of $6.7 million, and payment of cash dividends of $441,000 during the nine month period ended April 30, 1996. The decrease in shareholders' equity was partially offset by net income for the nine months ended April 30, 1996, of $4.0 million, amortization of ESOP and MSBP shares of $743 thousand, and an increase of $1.8 million of unrealized losses, net of taxes, on securities available for sale.

Non-Performing Assets

Loans delinquent 90 days or more increased $2.2 million, or 33.7%, from $4.2 million at July 31, 1995. Delinquent loans 90 days or more past due totaled 3.8% of gross loans at April 30, 1996, compared to 3.0% of gross loans at July 31, 1995. This increase is mainly attributed to $224 thousand transferred to Real Estate Owned offset by a $2.0 million increase in 90 day or more delinquent loans. This increase in delinquent loans is the result of two loans to a borrower who has filed bankruptcy. Both loans are first lien positions for which the Savings Bank believes the loan loss reserves are adequate at this time. The Savings Bank is currently negotiating with the debtor, and has also filed suit against the personal guarantors related to the loans. The Savings Bank's allowance for loan losses totaled $2,957,000 at April 30, 1996, as compared to $2,535,000, at July 31, 1995.

Non-performing assets (loans 90 days or more delinquent, non-accrual loans, real estate owned and other non-performing assets) totaled $8.7 million or 1.9% of total assets at April 30, 1996, as compared to 1.9% of total assets at July 31, 1995.

Savings Association Insurance Fund ("SAIF") Insurance Premium

Deposits of the Savings Bank are currently insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. As a member of the SAIF, the Savings Bank pays an insurance premium to the FDIC equal to .23% of it total deposits. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. Effective September 30, 1995, the FDIC lowered the insurance premium for members of the BIF to a range of between 0.04% and 0.31% of deposits, with the result that most commercial banks would pay the lowest rate of 0.04%. However, effective January 1, 1996, the annual insurance premium for most BIF members was lowered to $2,000. These reductions in insurance premiums for BIF members has placed SAIF members at a competitive disadvantage to BIF members and, for the reasons set forth below, could have a material adverse effect on the results of operations and financial condition of the Savings Bank in future periods.

The disparity in insurance premiums between those required for the Savings Bank and BIF members could allow BIF members to attract and retain deposits at higher interest rates and at a lower effective cost than the Savings Bank. This could put competitive pressure on the Savings Bank to raise its interest rates paid on deposits, thus increasing its cost of funds and possibly reducing net interest income. Although the Savings Bank has other sources of funds, these other sources may have higher costs than those of deposits.

Several alternatives to mitigate the effect of the BIF/SAIF insurance premium disparity have been proposed by the U. S. Congress, federal regulators, industry lobbyists and the executive branch of the government. One such proposal would require all SAIF-member institutions, including the Savings Bank, to pay a one-time fee of approximately 85 basis points on the amount of deposits held by the member institution to recapitalize the SAIF. If this proposal is enacted into law, the effect would be to immediately reduce the capital of the SAIF-member institutions by the amount of the fee, and such amount would be immediately charged to earnings, unless the institutions are permitted to amortize the expense of the fee over a period of years. Based on $353.9 million in deposits outstanding at the Savings Bank as of April 30, 1996, this fee would be approximately $3.0 million, before tax benefit. Management of the Savings Bank are unable to predict whether this proposal or any similar proposal will be enacted or whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums.

Liquidity and Capital Resources

The Savings Bank's primary sources of funds includes savings deposits, loan repayments and prepayments, cash flow from operations and borrowings from the Federal Home Loan Bank of New York ("FHLB"). The Savings Bank uses its capital resources principally to fund loan origination and purchases, repay maturing borrowings, purchase of securities, and for short and long-term liquidity needs. The Savings Bank expects to be able to fund or refinance, on a timely basis, its commitments and long-term liabilities.

The Savings Bank's liquid assets consist of cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets are dependent on the Savings Bank's operating, financing and investment activities during any given period. At April 30, 1996, cash and cash equivalents totaled $3,383,000.

The Savings Bank anticipates that it will have sufficient funds available to meet its current commitments. As of April 30, 1996, the Savings Bank had commitments to fund loans of $3,634,300.

The Savings Bank had leverage, Tier 1 and risk-based capital ratios of 7.5%, 15.7%, and 16.5% at April 30, 1996, which exceeded the FDIC's respective minimum requirements of 4.00%, 4.00% and 8.00%. The Savings Bank was classified as a "well capitalized" institution by the FDIC as of April 30, 1996.

Impact of Inflation and Changing Prices

The financial statements of the Corporation and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Corporation's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Corporation are monetary. As a result, interest rates have a greater impact on the Corporation's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

                    LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

          Neither the Registrant nor the Savings Bank was engaged in any legal proceeding of a material nature at April 30, 1996. From time to time, the Savings Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER MATERIALLY IMPORTANT EVENTS

          Stock Repurchase Program

          On March 21, 1996 and April 15, 1996, the Company reported that the Corporation had completed the acquisition of 5% of its common stock (respectively), through open market purchases. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

          Industry Mortgage Company

          The Bank's wholly-owned subsidiary, Branchview, Inc. ("Branchview"), owns a limited partnership interest in IMC Mortgage Co., a Tampa, Florida based consumer finance company ("IMC"). IMC has recently filed a registration statement with the Securities and Exchange Commission ("SEC") relating to the sale in an underwritten initial public offering of shares of its common stock (the "Offering"). The terms of the Offering (number of shares to be issued and the price per share) had not been disclosed as of the date of this Quarterly Report on Form 10-Q. IMC has indicated that it will use the proceeds of the Offering to, among other things, repay the outstanding balance on a $7 million dollar line of credit to the Bank. Branchview expects to receive shares of IMC common stock in connection with the Offering in exchange for its limited partnership interest. If the Offering is successful, the Company believes the exchange of shares in the Offering for its limited partnership interest in IMC will increase the value of its investment in IMC.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                    Not applicable.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Lakeview Financial Corp.

Date: June  _, 1996

                                  /s/ Kevin J. Coogan
                                 ------------------------
                                      Kevin J. Coogan
                                     President and CEO
                                 (Principal Executive Officer)



                                  /s/ Anthony G. Gallo
                                 ------------------------
                                      Anthony G. Gallo
                                    Vice President and CFO
                                 (Principal Financial Officer)