Form 10-K405
period 1996-07-31
LAKEVIEW FINANCIAL CORP /NJ/
filed 1996-10-29
CIK 921692

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K405
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended      July 31, 1996
                               -------------

                                    - or -

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
|_|   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________________ to ________________

Commission Number:      0-25106
                        -------

                             LAKEVIEW FINANCIAL CORP.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

             New Jersey                                       22-3334052
---------------------------------------------              ------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
  or organization)                                         Identification No.)

1117 Main Street, Paterson, New Jersey                            07503
----------------------------------------                         --------
(Address of principal executive offices)                         Zip Code

Registrant's telephone number, including area code:     (201) 890-1234
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:      None
                                                             ------------

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $2.00 per share
                    ---------------------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average bid price of the Registrant's Common Stock as quoted on the National Association of Securities Dealers, Inc., National Market on October 15, 1996 was $46,221,594 (1,915,921 shares at $24.125 per share). As of October 15, 1996 there were issued and outstanding 2,265,704 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended July 31, 1996. (Parts I, II and IV)

2. Portions of Proxy Statement for the 1996 Annual Meeting of Stockholders. (Part III)

PART I

Item 1.  Business

Business of the Holding Company

     Lakeview Financial Corporation ("Corporation") is a New Jersey corporation organized on March 25, 1994 at the direction of Lakeview Savings Bank ("Lakeview" or the "Savings Bank") to acquire all of the common stock of Lakeview in connection with the Savings Bank's reorganization into the holding company form of ownership. The Holding Company reorganization was completed on August 25, 1994. The Corporation is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Savings Bank retains a specified amount of its assets in housing-related investments. At the present time, since the Corporation does not conduct any active business, the Corporation does not intend to employ any persons other than officers but will utilize the support staff of the Savings Bank from time to time. The Corporation has various investments in service corporations which are incorporated under New Jersey law. See "---- Subsidiary Activities."

Business of the Savings Bank

      Lakeview Savings Bank is a New Jersey chartered stock savings bank located in West Paterson, New Jersey. The Savings Bank was founded in 1922 as Lakeview Building and Loan Association. The Savings Bank has been a member of the Federal Home Loan Bank System since 1938. On May 5, 1993, the Savings Bank converted from a New Jersey-chartered mutual savings association called Lakeview Savings Bank, S.L.A. to a New Jersey chartered mutual savings bank, the accounts of which are insured by the SAIF of the FDIC. On December 22, 1993, the Savings Bank completed its conversion to the stock form of organization through the issuance of 2,420,000 shares of Bank Common Stock for a purchase price of $10.00 per share. Subsequently, the Savings Bank Common Stock was exchanged for Holding Company Common Stock in a reorganization.

     The principal business of the Savings Bank is the acceptance of savings deposits from the general public and the origination and purchase of mortgage loans for the purpose of constructing, financing or refinancing one- to four-family residences and the purchase of mortgage-backed securities. The Savings Bank also originates home equity loans. Lakeview has eight office locations located in Bergen and Passaic Counties, New Jersey. The Savings Bank had various investments in service corporations which are incorporated under New Jersey law. See "---- Subsidiary Activities".

Market Area

     The Savings Bank is authorized to make real estate loans throughout the United States. Lakeview's market area includes Passaic and Bergen Counties, both located in Northern New Jersey. The Savings Bank's main office is located in West Paterson, New Jersey. Paterson, the county seat of Passaic County, is home to numerous County, State and Federal government agencies. Lakeview's Bergen County branch office is located in Ramsey, New Jersey. Ramsey is a predominately residential community. Passaic County and Bergen County are included in the New York - Newark metropolitan area. Due to the proximity to New York City and Newark, this part of northern New Jersey has historically been attractive to the manufacturing industry. Employment is also provided by a variety of service industries and the wholesale/retail trade.

      The New Jersey real estate market was generally depressed in the late 1980s and early 1990s. The market has stabilized in recent periods, but whether such stabilization will continue is dependent upon general economic conditions, not just in New Jersey, but in the United States as a whole. The Savings Bank's business and operating results are significantly impacted by economic conditions in its market and in the nation.

Lending Activities

      General. Historically, the principal lending activity of the Savings Bank has been the origination of mortgage loans for the purpose of constructing, financing or refinancing one-to-four family residential properties. The Savings Bank also originates commercial real estate loans, multi-family mortgage loans and has become active in the origination of home equity and home improvement loans since 1987.

      Loan Portfolio Composition. The Savings Bank's loan portfolio composition consists primarily of conventional fixed-rate and adjustable-rate first mortgage loans secured by one- to four-family residences, home equity loans and, to a lesser extent, multi-family residences and commercial real estate. As of July 31, 1996, the Savings Bank's total net portfolio of loans and mortgage-backed securities held to maturity outstanding (the "loan portfolio") was $284.9 million, of which $124.5 million, or 43.7%, consisted of first mortgage, second mortgage, home equity and home improvement loans secured by one- to four-family residential dwellings. At that same date, $121.5 million, or 42.6% of the loan and mortgage-backed securities portfolios consisted of mortgage-backed securities held to maturity. The mortgage-backed securities portfolio as of July 31, 1996 consisted of pass-through certificates issued or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), and the Federal National Mortgage Association ("FNMA").

      Originated mortgage loans in the Savings Bank's portfolio generally include due-on-sale clauses which provide the Savings Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Savings Bank's consent.

      Analysis of Loan and Mortgage-Backed Securities Portfolio. Set forth below is selected data relating to the composition of the Savings Bank's loan and mortgage-backed securities portfolios by type of loan and type of security on the dates indicated.



                                                                                         At July 31,
                                                  ----------------------------------------------------------------------------------
                                                        1992             1993             1994              1995            1996
                                                  -------------  -----------------  ----------------  ---------------  -------------
                                                     $      %        $         %       $        %       $       %        $       %
                                                  ------  -----  -------   -------  -------  -------  ------  -------  ------ ------
                                                                                    (Dollars in Thousands)
Type of Loan:
 Real Estate Loans:
  Construction loans:
   Residential (1-4 family) ................... $   630    .4%  $    --      --%  $   190    --%   $    915    .3%  $  863      .3 %
   Multi-family/commercial ....................     400    .2        --      --       550     .2        --     --       --      --
                                                 -------  ----   -------   ----   -------   ----   -------  ----   -------    ----

      Total construction loans .................   1,030    .6        --      --       740     .2       915    .3       863     .3
  Residential (1-4 family)(1) ..................  84,878  47.9    76,832    42.5    79,383   25.7    84,051  26.5    84,006   29.5
  Multi-Family/Commercial ......................  20,371  11.5    19,322(1) 10.7    20,879    6.7    22,186   6.9    33,063   11.6
  Commercial loans .............................      --    --        --      --        --     --        --    --       697     .2
  Home equity, second mortgage and home
   improvement loans ...........................  41,421  23.3    43,842    24.2    36,223   11.7    37,221  11.7    46,705   16.4
Consumer Loans:
  Passbook account loans .......................     747    .4       522      .3     1,242     .4     1,022    .3     1,517     .5
  Student loans ................................       9    --         7      --         6     --         1    --        --     --
Less:
  Loans in process .............................      --    --        --      --       191     --       451    .1       101     --
  Deferred loan origination fees and ...........                                       425     .2       287    .1       220     --
    costs discounts, net .......................     686    .4       578      .3
  Allowance for loan losses ....................   2,493   1.4     2,638     1.5     1,714     .6     2,535    .7     3,073    1.1
                                                 -------  ----   -------    ----   -------   ----   -------  ----   -------   ----
Total loans, net ............................... 145,277  81.9   137,309    75.9   136,143   44.0   142,123  44.8   163,457   57.4
Mortgage-backed securities held to maturity, net  32,137  18.1    43,579    24.1   173,067   56.0   175,375  55.2   121,462   42.6
                                                 -------  ----   -------    ----   -------   ----   -------  ----   -------   ----
  Total loans and mortgage-backed
   securities, net .............................$177,414 100.0% $180,888   100.0% $309,210 100.00% $317,498 100.00% $284,919 100.00%
                                                 ======= =====   =======   =====   ======= ======   ======= ======   ======= ======


                                                                                   At July 31,
                                                ------------------------------------------------------------------------------------
                                                      1992            1993              1994              1995             1996
                                                --------------- --------------- ----------------  ----------------- ----------------
                                                   $       %        $      %        $        %        $         %       $        %
                                                --------  ----- --------  ----- --------   -----  --------    ----- --------  ------
                                                                               (Dollars in Thousands)
Type of Security:
  Real Estate Loans
    1-4 family ................................ $126,929  71.6% $120,674  66.7% $116,346   37.6%  $119,885    37.7% $124,467   43.7%
    Multi-Family/Commercial ...................   20,771  11.7    19,322  10.7    20,879    6.7     24,488     7.7    40,170   14.1
  Passbook accounts ...........................      747    .4       522    .3     1,242     .4      1,022      .3     1,517     .5
  Student loans ...............................        9    --         7    --         6     --          1      --        --     --
Commercial Loans:
  Commercial loans ............................       --    --        --    --        --     --         --      --       697     .2
Mortgage-backed securities, net ...............   32,137  18.1    43,579  24.1   173,067   56.0    175,375    55.2   121,462   42.6
Less:
  Loans in process ............................       --    --        --    --       191     --        451      .1       101     --
  Deferred loan origination fees and costs, net      686    .4       578    .3       425     .1        287      .1       220     --
  Allowance for loan losses ...................    2,493   1.4     2,638   1.5     1,714     .6      2,535      .7     3,073    1.1
                                                   -----   ---     -----   ---     -----     --      -----      --     -----    ---
  Total loans and mortgage
    -backed securities, net ................... $177,414 100.0% $180,888 100.0% $309,210  100.00% $317,498  100.00% $284,919 100.00%
                                                 ======= =====   ======= =====   =======  ======   =======  ======   ======= ======


-----------------------

(1)  This  loan   category   includes  a   relatively   small  amount  of  loans
     collateralized by mixed-use properties that are primarily residential, but have some commercial use as well.

      One- to Four-Family Mortgage Loans. The Savings Bank offers first mortgage loans secured by one- to four-family residences in the Savings Bank's lending area. Typically, such residences are single family homes that serve as the primary residence of the owner. Additionally, this loan category includes a relatively small amount of loans collateralized by mixed use properties which are primarily residential, but have some commercial use as well. As of July 31, 1996, $124.5 million or 43.7% of the Savings Bank's loan and mortgage-backed securities portfolio were secured by one- to four-family residential real estate mortgages. The Savings Bank currently offers 15 and 30 year fixed-rate mortgage loans, 15 year balloon mortgage loans with five to seven year maturities, and adjustable rate mortgage ("ARM") loans with one, three or five year adjustment periods and 15 to 30 year maturities. The Savings Bank retains ARM loans, 15 year fixed-rate mortgages and balloon mortgage loans. Fixed-rate loans with more than 15 year maturities are sold in the secondary market.

      Monthly payments on balloon loans are based on a 15 year amortization schedule. Renewal of balloon mortgage loans is based on the credit history as well as current qualification of the borrower at time of renewal. The Savings Bank offers balloon mortgages in an effort to make its mortgage loan portfolio more interest rate sensitive. Interest rates charged on fixed-rate loans are competitively priced based on the local competitive market. Loan origination fees on these loans are generally up to 2% of the loan amount depending on the interest rate accepted by the borrower.

      Balloon loans pose a different credit risk from 15 year mortgage loans. The balloon loans mature in five to seven years but payments are based on a fifteen year amortization schedule. At the time of the loan's maturity, the borrower must either pay the balloon payment or refinance the loan. If the borrower is ineligible for refinancing at the time of loan maturity and cannot make the large balloon payment, the loan will go into default. In the case of standard mortgage loans, payments are spread out evenly over the term of the loan, thereby decreasing this credit risk.

      The Savings Bank currently offers ARM loans with interest rates that adjust every one, three or five years with a maximum rate increase cap of 2% per year, and a lifetime cap of 6%. The interest rate on these mortgages since 1985 has been the U.S. Treasury bill rate plus 3%. As of July 31, 1996, one year, three year, and five year ARM loans originated by the Savings Bank constituted 30.1%, 46.0% and 23.9% of the originated ARM loan portfolio, respectively. ARM loans are originated for a term of up to 30 years. The Savings Bank originates one- to four-family residential mortgage loans in amounts up to 80% of the appraised value of the mortgaged property. The Savings Bank retains the ARM loans it originates for its loan portfolio.

      Generally, ARM loans pose credit risks different than the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Savings Bank attempts to reduce this credit risk by qualifying ARM loan borrowers based on the first full interest rate adjustment. The Savings Bank does not originate ARM loans which provide for negative amortization.

      The Savings Bank also offers 15 year fixed-rate mortgage loans. Interest rates charged on fixed-rate loans are competitively priced based on FHLMC buy rates. Loan origination fees on these loans are generally 2% of the loan amount. The Savings Bank retains these 15 year mortgage loans for its loan portfolio.

      Consumer, Home Equity, Second Mortgage and Home Improvement Loans. The Savings Bank originates home equity, second mortgage and home improvement loans secured by one-family residences. The Savings Bank has been especially active in the origination of such loans since 1987. These loans generally are originated as adjustable rate loans which adjust monthly and have terms of from 15 to 30 years. No loan origination fee is usually charged on these loans. Loans made on owner-occupied, one-family residences are generally subject to a 70% combined loan-to-value limitation, including any other outstanding mortgages or liens, and are made at an adjustable rate of 185 points over the prime rate. Loans on non-owner occupied properties are limited to a 65% loan to value ratio, and are made at an adjustable rate of 210 points over the prime rate.

      Consumer loans not secured by real estate represent a small part of the Savings Bank's lending activity. These types of consumer loans originated by the Savings Bank are loans secured by savings deposits. Non-real estate secured consumer loans amounted to approximately $1.5 million, or .5% of the Savings Bank's loan and mortgage-backed securities portfolio as of July 31, 1996.

      Commercial and Multi-Family Real Estate. To a lesser degree, the Savings Bank originates multi-family real estate loans usually secured by property located in the Savings Bank's primary lending area. To a very limited degree, the Savings Bank originates commercial real estate loans. The Savings Bank's commercial real estate loans are secured by such property as mixed use and office buildings, small retail stores and industrial buildings. The Savings Bank, in the past, originated land loans, secured by improved or unimproved lots. In recent years, the Savings Bank has not pursued land loans, but will consider making such loans, subject to certain underwriting considerations. The Savings Bank's commercial and multi-family real estate loans are five or seven year balloon mortgages with amortization periods typically of 15 years and loan to value ratios of 80% or less.

     During the early 1980's, the Savings Bank purchased participation interests in large commercial real estate projects located outside of its market area. Several of these loans experienced problems, and since 1989 the Savings Bank, as a matter of policy, ceased purchasing commercial real estate loans. See "Non-Performing Assets."

      As of July 31, 1996, the Savings Bank had 158 loans secured by commercial and multi-family real estate, totalling $40.2 million or 14.1% of the Savings Bank's loan and mortgage-backed securities portfolio. The largest commercial real estate loan is a loan secured by a nursing home in Dover, New Jersey with a balance of $3.0 million on July 31, 1996. See "Business -- Loans to One Borrower."

      Loan Underwriting Risks. While commercial and multi-family real estate and consumer loans provide benefits to the Savings Bank's asset/liability management program and assist in reducing exposure to interest rate changes due to their shorter terms or adjustable rates, such loans may entail significant additional credit and interest rate risks compared to residential mortgage lending. Commercial and multi-family real estate mortgage loans may involve large loan balances to single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the real estate market or in the general economy.

      Mortgage-Backed Securities Held to Maturity. The Savings Bank also purchases mortgage-backed securities issued by GNMA, FNMA, FHLMC and private corporations which are secured by balloon and fixed-rate mortgages. These mortgage-backed securities consist of pass-through certificates and real estate mortgage investment conduits ("REMICs") secured by interests in pools of mortgages. As of July 31, 1996, these mortgage-backed securities amounted to $121.5 million, or 42.6% of the loan and mortgage-backed securities portfolio and are held to maturity. All of the $121.5 million of mortgage-backed securities are of such securities whose principal and interest are directly insured or guaranteed by GNMA, FNMA or FHLMC.

      The Bank also purchases mortgage-backed securities and CMOs issued by government agencies, private issuers and financial institutions, some of which are qualified under the Code as Real Estate Mortgage Investment Conduits ("REMICs"). CMOs and REMICs (collectively CMOs) have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. Some CMO and REMIC instruments are most like traditional debt instruments because they have stated principal amounts and traditionally defined interest-rate terms. Purchasers of certain other CMO and REMIC instruments are entitled to the excess, if any, of the issuer's cash inflows, including reinvestment earnings, over the cash outflows for debt service and administrative expenses. These mortgage related instruments may include instruments designated as residual interests, which represent an equity ownership interest in the underlying collateral, subject to the first lien of the investors in the other classes of the CMO. Certain residual CMO interests may be riskier than many regular CMO interests to the extent that they could result in the loss of a portion of the original investment. Moreover, cash flows from residual interests are very sensitive to prepayments and, thus, contain a high degree of interest-rate risk.

      At July 31, 1996, all of the Bank's investment in CMOs consisted of regular interests. As of July 31, 1996, the Bank's CMOs did not include any residual interests or interest-only or principal-only securities. The CMOs and REMICS held by the Bank at July 31, 1996 consisted of floating rate and fixed rate tranches. The interest rate of a majority of the Bank's floating-rate securities adjusts monthly and provides the institution with net interest margin protection in an increasing market interest rate environment. The securities are backed by mortgages on one- to four-family residential real estate and have contractual maturities up to 30 years. The securities are primarily PACs and TACs (Planned and Targeted Amortization Classes) are designed to provide a specific principal and interest cash-flow.

      Private issued CMOs tend to have greater prepayment and credit risk than those issued by government agencies or government sponsored enterprises (e.g., FHLMC, FNMA and GNMA) generally because they often are secured by jumbo loans (currently, loans with an aggregate outstanding balances of greater than $203,150). At July 31, 1996, the Bank held for maturity no privately issued CMO's.

     Loans to One Borrower. SAIF-insured savings banks are subject to certain lending limitations to a single borrower or group of borrowers. Under current law, the Savings Bank lending limit equals an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral. It is the Savings Bank's policy to limit loans to a single borrower to $1,500,000. The Savings Bank's largest loan to one borrower was a loan participation of approximately $3.0 million of a $5.0 million loan made in 1996 which was secured by a nursing home located in Dover, New Jersey. The second largest loan to one borrower relationship is a loan participation of approximately $2.4 million of a $5.0 million loan made in 1986 which was secured by a ski resort located in Vernon, New Jersey. The loan was classified as substandard as of July 31, 1996. See "--Non-performing Loans and Asset Classification."

Loan and Mortgage-Backed Securities Maturity Tables

      The following table sets forth the maturity of Lakeview Savings Bank's loan and mortgage-backed securities held to maturity portfolio at July 31, 1996. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans and mortgage-backed securities totalled $40.7 million, $36.2 million, and $45.3 million, for the three years ended July 31, 1994, 1995, and 1996, respectively. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.


                                                       Home Equity,
                                                      Second Mortgage
                         1-4 Family   Multi-Family,      and Home
                         Real Estate    Commercial      Improvement
                         Mortgage(1)   Real Estate       Loans (2)       Total
                         -----------  -------------   ---------------  ---------

                                               (In Thousands)
Amounts Due:
Within 3 months........   $    387      $ 4,670          $ 2,894       $  7,951
3 months to 1 Year.....      4,539          691            1,491          6,721

After 1 year:
  1 to 3 years.........     16,363        2,105            1,128         19,596
  3 to 5 years.........     34,912        8,022            6,536         49,470
  5 to 10 years........     14,502        7,886           15,009         37,397
  10 to 20 years.......     65,596        5,244           18,278         89,118
  Over 20 years........     68,050        5,310            1,688         75,048
                           -------       ------           ------        -------
Total due after one year   199,423       28,567           42,639        270,629
                           -------       ------           ------        -------
Non-performing loans...      1,118          595            1,198          2,911
Total amount due.......   $205,467      $34,523          $48,222       $288,212
                           =======       ======           ======        -------

Less:
Allowance for loan loss                                                   3,073
Deferred loan fees and
discounts, net........                                                      220
                                                                        -------
  Loans receivable and
   mortgage-backed
   securities..........                                                $284,919
                                                                        =======

------------------
(1)  Includes mortgage-backed securities held to maturity.
(2)  Also includes passbook and student loans.

      The following table sets forth the dollar amount of all performing loans due after July 31, 1997, which have pre-determined interest rates and which have floating or adjustable interest rates.


                                                        Floating or
                                       Fixed Rates    Adjustable Rates    Total
                                       -----------    ----------------  --------
                                                      (In Thousands)

One-to-four family(1)..................  $137,140         $ 62,283      $199,423
Multi-family and commercial real estate    17,194           11,373        28,567
Home equity, second mortgage and
  home improvement loans (2)...........    17,105           25,534        42,639
                                          -------          -------      --------
  Total................................  $171,439         $ 99,190      $270,629
                                          =======          =======       =======

-----------------------
(1)  Includes mortgage-backed securities held to maturity.
(2)  Also includes passbook and student loans.

      The following table sets for the contractual maturities of the Savings Bank's mortgage-backed securities held to maturity portfolio as of July 31, 1996.

          Contractual Maturities Due in Year(s) Ended July 31,
  -------------------------------------------------------------------
                                  2000 to     2007 to       2017 and
  1997      1998       1999         2006       2016        Thereafter
  ----      ----       ----       --------    -------      ----------
                             (In Thousands)

 $4,185     $ 0      $14,719      $50,227     $17,689        $34,642
  =====      ==       ======       ======      ======         ======



      Loan Solicitation and Processing. The Savings Bank's sources of loan applications include existing or past customers, real estate brokers, accountants, attorneys, consultants, call-ins and walk-ins and newspaper advertisements.

      Upon receipt of any loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure a first mortgage proposed loan is undertaken by an independent fee appraiser approved by the Board of Directors. In connection with the loan approval process, the Savings Bank's loan officers analyze the loan applications and the property involved. All loans are processed at the Savings Bank's office by the Savings Bank's loan servicing department. The Savings Bank originates residential first mortgage loans that conform to the FHLMC and FNMA guidelines, so that such loans can be sold if the Savings Bank desires to do so.

      Lakeview staff underwrites all mortgage loans under guidelines and policies issued by the Board of Directors. The Savings Bank's Loan Committee reviews all loans and the full Board of Directors then ratifies the actions of the staff and committee in regard to all loans except consumer loans and passbook loans. Fixed rate loans with terms of 30 years are immediately sold after funding to FHLMC or other private secondary mortgage market purchasers depending on the attractiveness of the pricing.

     Loan applicants are promptly notified of the decision of the Savings Bank by a letter setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate basis, amortization term, a brief description of real estate to be mortgaged to the Savings Bank, and the notice of requirement of insurance coverage to be maintained to protect the Savings Bank's interest. The Savings Bank requires title, fire and casualty insurance for all first mortgage loans, as well as an escrow account for the payment of real estate taxes. Disability insurance is available but not required for Lakeview loans.

      Loan Originations, Purchases and Sales. The Savings Bank's activity in the secondary mortgage market consists of the purchase of loans and mortgage-backed securities. In fiscal 1995, the Savings Bank sold no GNMA fixed-rate mortgage-backed securities.

      The Savings Bank originates residential first mortgage loans that conform to the FHLMC and FNMA guidelines. It is the Savings Bank's intent to retain servicing for loans originated for sale or subsequently packaged to another buyer. Primary markets for loans sold are FHLMC and private secondary market purchasers. For the year ended July 31, 1996, $630,000 of loans were sold to FHLMC.

      Because the Savings Bank's savings deposits generally exceed the demand for loans from its customers in its local market area, in addition to originating loans for its portfolio, the Savings Bank has purchased a portion of its real estate loan portfolio in the secondary market. The Savings Bank's purchases in the secondary market are dependent upon the demand for mortgage credit in the local market area and the inflow of funds from traditional sources. Purchases of loans enable the Savings Bank to utilize available funds more quickly and to obtain a yield higher than could generally be obtained in the Savings Bank's primary market area. The Savings Bank purchases both fixed-rate and adjustable mortgage-backed securities. The purchase of such securities is part of the Savings Bank's strategy to make its overall loan portfolio more sensitive to current market conditions and interest rates.

      The Savings Bank reviews each purchased loan as if it were originating the loan according to its own underwriting standards. All loans must be documented, including an original appraisal that substantiates the value of the property at the time of origination of the loan. The Savings Bank obtains from the seller a duplicate copy of each loan file, which generally includes an executed application, financial statements, credit reports, title insurance, real estate tax information, appraisal and a mortgage note. The Savings Bank requires the original note be included with its file.

Origination, Purchase and Sale of Loans

      The following table sets forth total loans and mortgage-backed securities originated, purchased and sold during the periods indicated.



                                                                 Year Ended July 31,
                                             --------------------------------------------------------
                                               1992          1993       1994       1995       1996
                                             --------      --------   --------   --------   ---------
                                                                 (In Thousands)
Total gross loans and mortgage-backed
  securities at beginning of period ......   $169,230      $180,776   $183,831   $311,348   $320,320
                                              =======       =======    =======    =======    =======

Loans originated:
  1 to 4 family residential ..............   $ 15,713      $ 21,114   $ 18,560   $ 14,245   $ 10,581

  Commercial real estate, other
    residential ..........................      3,509(1)      3,049      1,682      5,941      9,695

  Construction ...........................        585          --          549        664       --
  Consumer (2) ...........................     10,117        11,620      7,531      9,692     20,507
                                              -------       -------    -------    -------   --------
Total loans originated ...................   $ 29,924      $ 35,783   $ 28,322   $ 30,542   $ 40,783
                                              =======       =======    =======    =======    =======

Loans and mortgage-backed securities
purchased:
  1 to 4 family residential ..............   $   --        $  5,752   $  1,123   $    137   $  2,687

  Mortgage-backed securities .............     15,981        19,237    146,941     18,762      2,773
                                              -------       -------    -------    -------   --------
Total loans and mortgage-backed
   securities purchased ..................   $ 15,981      $ 24,989   $148,064   $ 18,899   $  5,460
                                              =======       =======    =======    =======    =======

Loans and mortgage-backed securities
sold:
  Whole loans ............................   $  4,487      $ 12,712   $  5,334   $  1,172   $    925

  Mortgage-backed securities .............         --            --         --         --         --
                                              -------       -------    -------    -------   --------

Total loans and mortgage-backed
   securities held to maturity sold.......   $  4,487      $ 12,712   $  5,334   $  1,172   $    925
                                              =======       =======    =======    =======    =======

Principal repayment on loan and
mortgage-backed securities ...............   $ 25,644      $ 39,029   $ 40,693   $ 36,213   $ 45,347
                                              -------       -------    -------    -------   --------
Mortgage loans transferred to real
  estate owned ...........................   $  4,228      $  5,976   $  2,842   $  3,084   $    332
                                              -------       -------    -------    -------   --------
Transfer of mortgage-backed securities
  held to maturity to investment
  securities available for sale ..........         --            --         --         --   $ 31,747
                                              -------       -------    -------    -------   --------
Net loan and mortgage-backed securities
  activity ...............................   $ 11,546      $  3,055   $127,517   $  8,972   $(32,108)
                                              =======       =======    =======    =======    =======

Total gross loans and mortgage-backed
  securities receivable at end of period..   $180,776      $183,831   $311,348   $320,320   $288,212
                                              =======       =======    =======    =======    =======



----------------------
(1) The increase resulted from the reclassification of multi-use properties from one- to four- family residential to commercial real estate.
(2)   Includes home equity, home improvement and second mortgage loans.

      Loan Commitments. The Savings Bank generally grants commitments to fund real estate mortgage loans for periods of up to 90 days at a specified term and interest rate. These are primarily for fixed-rate loans. The total amount of the Savings Bank's commitments to originate loans as of July 31, 1996 was $13.3 million.

      Loan Fees and Service Charges. The Savings Bank services all of its own loans. The Savings Bank generally retains servicing on the loans it sells to others. As of July 31, 1996, the Savings Bank had $13.8 million of loans serviced for others. During the fiscal years ended July 31, 1994, 1995 and 1996, loan fees and service charges totalled $815,000, $1,235,000 and $1,153,000.

      In addition to interest earned on loans, the Savings Bank receives loan origination and commitment fees for originating loans.

      Loan origination and commitment fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in mortgage markets, which in turn respond to the demand for and availability of money. The Savings Bank has experienced a decrease in loan fee income during periods of unusually high interest rates due to the resulting lack of demand for mortgage loans.

      The Savings Bank's loan origination fees generally up to 2% of the amount borrowed on residential mortgages, commercial real estate, home equity and home improvement loans, depending upon the interest rate accepted by the borrower. The total amount of unamortized deferred loan fees as of July 31, 1996 was $219,862.

      The Savings Bank also receives other fees and charges relating to existing loans, which include prepayment penalties, late charges, and fees collected in connection with a change in borrower or other loan modifications. The Savings Bank amortizes all loan origination fees net of certain loan origination costs over the related life of the loan. These fees and charges have not constituted a material source of income.

      Non-Performing Loans and Asset Classification. The Savings Bank's collection policy provides for a late charge to be added to the amount due when a loan is 15 days past due. The borrower is immediately notified of the assessment and payment is requested. Periodic contacts are made at 30 day intervals. At 60 days past due, a letter is sent by the Savings Bank's attorney. At 120 days, the attorney is authorized to take final action up to initiation of foreclosure proceedings, if deemed warranted.

      Loans are reviewed on a monthly basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on a non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

      The following table sets forth information with respect to the Savings Bank's non-performing assets for the periods indicated. During the periods indicated the Savings Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards No. 15 ("SFAS 15"). The amounts shown are net of specific loss reserves where appropriate.



                                                                         At July 31,
                                                  ----------------------------------------------------
                                                     1992        1993       1994       1995       1996
                                                     ----        ----      -----       ----       ----
                                                                      (In Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Construction loans ......................       $      --   $      --   $     --   $   --    $    --
 Permanent loans secured by 1-4
    dwelling units(1) .....................          13,010      12,373      8,362    3,143      2,316
  All other mortgage loans ................           3,367       1,167        566      229        101
                                                   --------    --------    -------    -----     ------
Total .....................................       $  16,377   $  13,540   $  8,928   $3,372    $ 2,417
                                                   ========    ========    =======    =====     ======

Accruing loans which are contractually past
 due 90 days or more ......................          $   --   $      --   $     --   $   --    $    --
                                                   ========    ========    =======    =====     ======
Total non-accrual and accrual loans
  (non-performing loans)(2) ...............       $  16,377   $  13,540   $  8,928   $3,372    $ 2,417
                                                   ========    ========    =======    =====     ======
Real estate owned (net of allowance) ......       $   3,525   $   5,752   $  3,574   $3,608    $ 1,667
                                                   ========    ========    =======    =====     ======
Other non-performing assets ...............       $    --     $    --     $   --     $  850    $   494
                                                   ========    ========    =======    =====     ======
Total non-performing assets ...............       $  19,902   $  19,292   $ 12,501   $7,830    $ 4,578
                                                   ========    ========    =======    =====     ======
Total non-performing loans to
  net loans ...............................           11.27%       9.86%      6.56%    2.37%       1.5%
                                                   ========    ========    =======    =====     ======
Total non-performing loans to
  total assets ............................            8.25%       6.53%      2.16%     .80%       .53%
                                                   ========    ========    =======    =====     ======
Total non-performing assets to tota1 assets           10.03%       9.30%      3.02%    1.87%       1.0%
                                                   ========    ========    =======    =====     ======


------------------------
(1)   Includes home equity, home improvement and second mortgage loans.
(2)   Loans delinquent for three months or more.

      Management of the Savings Bank regularly reviews the loan portfolio in order to identify potential problem loans, and classifies any potential problem loan as a special mention, substandard, doubtful, or loss asset according to the Department classification of asset regulations. The Savings Bank does not accrue interest on any loan that is 90 days or more delinquent. Potential problem loans that had not been recorded as non-accrual as of July 31, 1996, totalled $7.6 million, or 1.7% of total assets. These loans are accruing but classified by the Savings Bank as substandard and $951,000 of the Savings Bank's general loss allowance has been allocated to these loans.

      For the years ended July 31, 1994, 1995 and 1996 additional interest income before taxes amounting to approximately $703,000, $234,000 and $201,000, respectively, would have been recognized if interest on loans 90 days or more in arrears had been recorded based on original contract terms.

      New Jersey and federal regulations provide for savings banks to classify their loans and other assets as substandard, doubtful or loss assets. Assets classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or the pledged collateral. They are characterized by the distinct possibility that a savings bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses of those classified as substandard with the additional characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable. Assets classified as loss are considered uncollectible and of such little value that their continuance as assets without the establishment of a specific reserve is not warranted. Assets that do not currently expose a savings association to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention are designated "special mention." Special mention assets have a potential weakness or pose an unwarranted financial risk that, if not corrected, could weaken the asset and increase risk in the future.

     New Jersey banking law requires the Board of Directors of the Savings Bank to prepare, within 60 days after the presentation of the annual audit report to the Board by its independent external auditor, a detailed statement of the assets of the Savings Bank, other than loans, which in the judgment of the Board of Directors, have a value less than the value at which they are carried on the books of the Savings Bank. The statement shall present the value of such assets in the judgment of the Board. The statement shall also include a list of loans which in the judgment of the Board of Directors, are (i) loss; (ii) doubtful, or
(iii) insufficiently secured. This statement must be filed with the Department, along with a certified copy of the audit report, within 60 days of the completion of the audit report.

      The following table sets forth the aggregate amount of the Savings Bank's classified assets at July 31, 1995 and 1996.

                                          At July 31,
                                    ---------------------
                                      1995          1996
                                    -------       -------
                                        (In Thousands)

Special mention...............      $ 5,668       $ 4,073
Substandard...................       10,187        11,061
Doubtful assets...............          261           609
Loss assets...................           17            --
                                      -----        ------
        Total.................      $16,133       $15,743
                                     ======        ======

General loss allowance........        2,535         3,073
Specific loss allowance.......           --            --
                                     ------        ------
         Total allowances.....      $ 2,535        $3,073
                                     ======         =====

      The following table sets forth the type and dollar amount of the Savings Bank's delinquent loans more than 60 days delinquent as of July 31, 1995 and 1996.

                                                  At July 31,
                                              ------------------
                                               1995        1996
                                              ------     -------
                                                (In Thousands)
Delinquent residential mortgage loans
  (60 days or more delinquent)..........      $6,217     $ 5,805
Commercial real estate loans (60 days
  or more delinquent)...................         451         545
Home equity, second mortgage and
  home improvement loans (60 days or
  more delinquent)......................         667       1,255
                                              ------       -----
     Total..............................      $7,335      $7,605
                                              ======       =====



      The following is a summary of the Savings Bank's classified assets with balances in excess of $400,000 as of July 31, 1996. There can be no assurance that additional reserves will not be required or additional losses will not be incurred on these loans.

      Ski Resort in Vernon, New Jersey. The outstanding loan balance of $2.397 million at July 31, 1996, represents Lakeview's 50 percent participation in a $5.0 million loan. The loan consists of a March 1989 refinancing of a $2.3 million mortgage (originally made by Lakeview in July 1986) and an additional $2.7 million of working capital. The loan is secured by a first lien on the ski resort as well as all equipment and rental inventory utilized in the operation of the premises. Another unrelated lender has a second mortgage of $19.65 million on the property. The borrower corporation and its parent corporation filed for protection under Chapter 11 of the Bankruptcy Code on April 2, 1996. The loan has exhibited chronic delinquency throughout its history but, as of July 31, 1996, the loan was current as a result of payments being received from an individual guarantor of the loan. Both the borrower corporation and its parent corporation have experienced operating losses in recent years. As of July 31, 1996, the loan was classified substandard and continues to be monitored by Management.

      Apartment Building, Paterson, New Jersey. The outstanding loan balance of $609,834 at July 31, 1996 is secured by a twelve unit apartment building and was classified substandard due to its past slow pay history but remains in a performing loan status. The loan was in the 60-89 day delinquency category on July 31, 1996.

      Mortgage Loans Purchased from Capital Resources. At July 31, 1996, the Savings Bank had approximately $4.5 million of residential real estate second mortgage loans that were acquired from Capital Resources, a now defunct mortgage company. At July 31, 1996, the total balance of loans more than 120 days delinquent was $782,523, with $563,984 classified as substandard and $218,539 classified as doubtful. As of July 31, 1996, the Savings Bank had allocated $1,423,012 of general loss allowance reserves for losses against this portfolio.

     Deposit with Nationar. On February 6, 1995, the Superintendent of Banks for the State of New York took possession of Nationar, a state chartered trust company. The Bank placed the deposit of

$850,000 with Nationar on non-accrual status and charged $425,000 to other expense, reflecting the risk of recovery of such deposit. During June 1996, a payment of $356,418 was received in this matter.

      Car Wash in Paterson, New Jersey with two stores and two residences. At July 31, 1996, the outstanding total balance of this loan on a mixed use building made to one borrower in 1987 was $459,936. The loan has experienced periods of slow payment but has remained a performing asset. The Savings Bank classified the loan as substandard at July 31, 1996, due to an inconsistent payment history.

      Allowance for Losses on Loans and Real Estate Owned. The Savings Bank's management evaluates the need and is responsible for establishing reserves against losses on loans and other assets each year based on estimated losses on specific loans and on any REO or real estate held for sale or investment when a finding is made that a loss is estimable and probable. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. These provisions for losses are charged against earnings in the year they are established. The Savings Bank established provisions for losses on loans for the years ended July 31, 1994, 1995 and 1996 of $2.0 million, $1.8 million and $664,000, respectively. At July 31, 1996, the Savings Bank had an allowance for loan losses of $3.1 million, which represented 1.9% of total loans and 40.4% of total loans delinquent more than 60 days.

      When REO is acquired or otherwise deemed REO, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value, less estimated selling expenses, through the provision for real estate owned. Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations.

      The Savings Bank established provisions for losses on REO for the years ended July 31, 1994, 1995 and 1996 of $713,000, $502,000, and $654,000,
respectively. At July 31, 1996, the Savings Bank had no allowance for losses on REO. The balance of REO at July 31, 1996, was $1.7 million. From August 1, 1995 to July 31, 1996, $332,000 was transferred from mortgage loans to REO.

     Management is continuing its efforts to increase earning assets through early identification of problem assets and the work-out or disposition of non-performing assets (including conversion of non-performing loans to real estate owned where such course is an appropriate means of avoiding further loss). To this end, management has hired a consultant to handle non-performing assets. Partly as a result of these efforts, the Savings Bank's asset quality has improved, as evidenced by the decreased level of non-performing assets, which totalled $4.6 million at July 31, 1996, down from $7.8 million at July 31, 1995. The Savings Bank intends to continue to work to reduce non-performing assets; however, its ability to dispose of REO at current estimated fair values depends on market conditions, and no assurances can be made that the Savings Bank's level of non-performing assets will continue to improve.

      As a result of the declines in real estate market values and the significant losses experienced by many financial institutions in the late 1980's and early 1990's, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions nationwide, undertaken as part of the examination of the institution by the Department, FDIC or other federal or state regulators. Results of regulatory examinations indicate that these regulators may be applying more conservative criteria in evaluating real estate values, requiring significantly increased provisions for potential loan losses and losses on REO. While the Savings Bank believes it has established its existing allowance for loan losses in accordance with Generally Accepted Accounting Principles ("GAAP"), there can be no assurance that regulators, in reviewing the Savings Bank's loan portfolio, will not request the Savings Bank to significantly increase its allowance for loan losses, or that a deteriorating real estate market will cause the Savings Bank to significantly increase its allowance for loans losses, therefore negatively affecting the Savings Bank's financial condition and earnings. The relatively large amount of non-performing assets held by the Savings Bank increases the possibility that its reserves may not be adequate to provide for future losses, or reductions in the value of real estate owned.

      In making loans, the Savings Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

      During the years ended July 31, 1994, 1995 and 1996, the Savings Bank charged-off $3.1 million, $1.4 million and $429,000 of loans receivable, respectively, and $1.3 million, $690,000 million and $654,000 of REO, respectively. It is the Savings Bank's policy to review its loan and REO portfolios, in accordance with statutory classification procedures, on a quarterly basis. Additionally, the Savings Bank maintains a program of reviewing loan applications prior to making the loan and immediately after loans are made in an effort to maintain loan quality.

Analysis of the Allowances for Losses on Loans and Real Estate Owned

      The following tables set forth information with respect to the Savings Bank's allowance for loan losses and REO at the dates indicated:



                                                        At or for the year ended July 31,
                                            --------------------------------------------------------
                                              1992       1993        1994          1995       1996
                                              ----       ----        ----          ----       ----
                                                              (Dollars in Thousands)

Total loans outstanding, net of allowance   $145,277   $137,309    $136,143     $142,123    $163,457
                                             =======    =======     =======      =======     =======
Average loans outstanding..............     $148,502   $142,935    $136,165     $139,442    $155,497
                                             =======    =======     =======      =======     =======
Allowance balance (at beginning of
  period)..............................     $  1,782    $ 2,493    $  2,638      $ 1,714     $ 2,535
Provision (credit):
  Residential..........................          821      1,347       1,842        1,493         384
  Commercial real estate...............          541        673         (77)        (145)        278
  Consumer.............................          (27)        11         282           28           2
  Transfer to real estate owned........         (208)        --          --           --          --
Charge-offs:
  Residential..........................         (401)    (1,514)     (3,069)      (1,381)       (418)
  Commercial real estate...............           --       (361)         --           --          --
  Consumer.............................          (15)       (11)         (1)         (24)        (11)
Recoveries:
  Residential..........................           --         --          99          850         303
  Commercial Real Estate...............           --         --          --           --          --
  Consumer.............................           --         --          --           --          --
                                              ------     ------      ------       ------      ------
Allowance balance (at end of period)...      $ 2,493    $ 2,638     $ 1,714       $2,535     $ 3,073
                                              ======     ======      ======        =====      ======
Allowance for loan losses as a percent
  of total loans outstanding, net......        1.72%      1.92%       1.26%        1.78%       1.88%
Net loans charged off as a percent of
  average loans outstanding............         .28%      1.32%       2.18%        0.40%        .09%



                                                               At or for the year ended July 31,
                                                   -------------------------------------------------------
                                                     1992        1993        1994        1995       1996
                                                     ----        ----        ----        ----       ----
                                                                     (Dollars in Thousands)
Total real estate owned and in judgment, net of
 allowance .....................................   $ 3,525     $ 5,752     $ 3,574     $ 3,608     $ 1,667
                                                   =======     =======     =======     =======     =======
Allowance balance - beginning ..................   $   605     $   709     $   823     $   188     $  --
                                                   =======     =======     =======     =======     =======
Provision ......................................       201         847         713         502         654
Transfer from the allowance for loan losses ....       208        --          --          --          --
Net charge-offs ................................      (305)       (733)     (1,348)       (690)        654
                                                   -------     -------     -------     -------     -------
Allowance balance - ending .....................   $   709     $   823     $   188     $  --       $  --
                                                   =======     =======     =======     =======     =======
Allowance for losses on real estate owned and in
  judgment to net real estate owned and in
  judgment .....................................      20.1%       14.3%       5.26%          0%          0%
                                                   =======     =======     =======     =======     =======


Investment Activities

      Income from investment securities provides a significant source of income for the Savings Bank. The Savings Bank maintains a portfolio of investment securities such as U.S. government and agency securities, non-governmental securities, and interest-bearing deposits, in addition to the Savings Bank's mortgage-backed securities held to maturity portfolio, which is discussed above under " -- Lending Activities -- Mortgage-Backed Securities." The amount of short-term investments reflects management's response to the significantly increasing percentage of savings deposits with short maturities. It is the intention of management to maintain shorter maturities in the Savings Bank's investment portfolio in order to better match the interest rate sensitivities of its assets and liabilities. However, during periods of rapidly declining interest rates, such investments also decline at a faster rate than does the yield on long-term investments.

      Investment decisions are made within policy guidelines established by the Board of Directors. The investment policy of the Savings Bank established by the Board of Directors is based on its asset/liability management goals. The intent of the policy is to establish a portfolio of high quality, diversified investments in order to optimize net interest income within acceptable limits of safety and liquidity.

      Purchases of securities other than equity securities are generally made with the intent of holding them to maturity. Currently, the policy is to invest in instruments with an expected average life of five to ten years, to be held to maturity. Investments and mortgage-backed securities held to maturity are recorded at amortized cost. Premiums are amortized and discounts accreted on a level yield method over the life of the investment.

      The Savings Bank maintains a portfolio of investments available for sale to enhance total return on investments and reduce interest rate and credit risk. These investments are accounted at market value. The Savings Bank's Investment Policy designates what securities may be maintained in this portfolio. As of July 31, 1996, the portfolio was comprised of the stock of U.S. government agencies and U.S. financial corporations. As of July 31, 1996, the market value of investment securities available for sale was $90.0 million, with a cost basis of $92.9 million.

      In addition, the Savings Bank may, from time to time, maintain a portfolio held for trading. During the fiscal year ended July 31, 1996, the portfolio held for trading did not exceed an investment of $2.8 million. This account is maintained to enhance total return on investments. These investments are accounted for at market value. At July 31, 1996, the Savings Bank held no investments for trading.

Investment Portfolio

      The following table sets forth the carrying value of the Savings Bank's investment portfolio, short-term investments, and Federal Home Loan Bank ("FHLB") stock at the dates indicated.


                                                                           At July 31,
                                                      -----------------------------------------------------
                                                       1992      1993         1994       1995         1996
                                                      ------   -------     --------    --------    --------
                                                                        (In Thousands)
Investment Securities:
 U.S. Agency Securities available for sale(1)...         --    $    --     $     --    $    --     $ 58,045
 U.S. Agency Securities ........................        900         --       61,662     55,738       40,821
 Equity securities available for sale(1)........      8,359     12,898       11,269      8,567       12,601
 Municipal Bonds available for sale(1) .........         --         --           --         --        3,083
 GNMA Mortgage-backed securities
   available for sale(1) .......................         --         --           --         --        4,684
 FNMA/FHLMC CMO securities
   available for sale(1) .......................         --         --           --         --        2,034
 Private Issue CMO securities
   available for sale(1) .......................         --         --           --         --        9,521
 Equity securities restricted for sale(2) ......         --         --           --         --        7,806
 Other Securities ..............................         16         16          975         --           --
                                                     ------     ------       ------     ------      -------
   Total Investment Securities .................      9,275     12,914       73,906     64,305      138,595
 Interest-bearing Deposits .....................         99         99           --      5,632           --
 Federal Funds Sold ............................         --         --          850         --           --
 FHLB Stock ....................................      1,445      1,511        1,856      2,587        2,587
                                                     ------     ------       ------     ------      -------
   Total Investments ...........................   $ 10,819   $ 14,524     $ 76,612   $ 72,524     $141,182
                                                     ======     ======       ======     ======      =======

---------------------
(1)  Carried at market value.
(2) The equity securities are carried at cost due to a restriction on the sale or transfer of these shares of Common Stock. See "---- Subsidiary Activities - Branchview".

      The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Savings Bank's investment securities portfolio at July 31, 1996.



                                                             After One Through After Five Through
                                           One Year or Less       Five Years       Ten Years        Over Ten Years       Totals
                                          ------------------ ----------------- ----------------- ----------------- -----------------
                                          Carrying  Average  Carrying  Average Carrying  Average Carrying Average  Carrying  Average
                                           Value    Yield(4)  Value     Yield   Value     Yield   Value    Yield    Value   Yield(4)
                                          --------  -------- --------  ------- --------  ------- -------- -------  -------- --------
                                                                      (Dollars in Thousands)

U. S. Agency Securities available
 for sale ..............................  $    --     --%   $  7,917    6.27%  $25,226   7.09%  $ 24,902    7.43%  $ 58,045   7.11%
U.S. Agency Securities held to maturity.       --     --          --      --     18,329   7.82     22,492   7.64     40,821   7.72
Equity Securities available for sale(1).   12,601    1.70         --      --         --     --         --     --     12,601   1.70
Equity securities held to maturity(1)(2)       --              7,806      --         --     --         --     --      7,806     --
Municipal Bonds available for sale .....       --      --         --      --        289   4.50      2,794   5.56      3,083   5.45
FHLB Stock(1)(3) .......................    2,587    6.90         --      --         --     --         --     --      2,587   6.90
GNMA Mortgage-backed securities
  available for sale ...................       --      --         --      --         --     --      4,684   8.27      4,684   8.27
FNMA/FHLMC CMO's
  available for sale ...................       --      --         --      --         --     --      2,034   6.57      2,034   6.57
Private issue CMO's
  available for sale ...................       --      --         --      --         --     --      9,521   6.38      9,521   6.38
                                           ------    ----     ------    ----     ------   ----     ------   ----    -------   ----
  Total ................................ $ 15,188    2.58%  $ 15,723    6.27%   $43,844   7.38%  $ 66,427   7.30%  $141,182   6.36%
                                           ======    ====     ======    ====     ======   ====     ======   ====    =======   ====

------------------
(1) Equity securities and other securities have been classified as maturing in one year or less, since they have no stated maturity.
(2)  This  stock  has  some  restrictions.   See  "--  Subsidiary  Activities  -
     Branchview."
(3)  Represents stock in FHLB of New York.
(4)  Excluding dividend yield on equity and other securities.

Sources of Funds

      General. Deposits are the major source of the Savings Bank's funds for lending and other investment purposes. In addition to deposits, the Savings Bank derives funds from loan and mortgage-backed securities principal repayments, and maturities of investment securities. Loan and mortgage-backed securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions.

      Deposits. The Savings Bank offers a wide variety of deposit accounts, although a majority of such deposits are in fixed-term, market-rate certificate accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

      Fixed-term certificates have been the primary sources of new deposits for the Savings Bank and as of July 31, 1996, such certificates represented $210.0 million or 59.1% of the Savings Bank's deposit accounts. As of July 31, 1996, $44.0 million, or 12.4% of the Savings Bank's deposit portfolio, consisted of 13 to 30 month fixed-term, fixed-rate certificates and $106.0 million, or 29.9%, consisted of 7 to 12 month fixed-term, fixed-rate certificates. Regular savings and club accounts are a large source of deposit funds for the Savings Bank and as of July 31, 1996, represented $74.6 million, or 21.0% of the deposit portfolio.

      The Savings Bank intends to continue to emphasize retail deposits, including checking, certificates of deposit, savings accounts and Individual Retirement Accounts ("IRAs"). The Savings Bank's deposits are typically obtained from the area in which its offices are located. The Savings Bank relies primarily on customer service and long standing relationships with customers to attract and retain deposits. At July 31, 1996, the Savings Bank had jumbo certificates deposits in excess of $100,000 of $17.5 million. The Savings Bank had no brokered certificates of deposits as of July 31, 1996.

      The Savings Bank pays interest on its certificate accounts which are competitive in its market. Interest rates on deposits are reviewed weekly by the Savings Bank based on a combination of factors including (i) the Savings Bank's internal cost of funds; (ii) the rates offered by competing financial institutions in the Savings Bank's market area; (iii) investment and lending opportunities; and (iv) the Savings Bank's liquidity position.

     Deposit Portfolio. Deposits in the Savings Bank as of July 31, 1996, were represented by various types of savings programs described below.



                                                                                    Balance                             Average
                                                                    Minimum          as of       Percentage of     Balances For the
Category                          Term        Interest Rate(1)   Balance Amount  July 31, 1996   Total Deposit   Twelve Months Ended
--------                          ----        ----------------   --------------  -------------   -------------   -------------------
                                                                                (In Thousands)                    (In Thousands)
NOW Accounts ..................   None             2.00%$             250      $    39,720          11.2%                $ 36,812
Regular Savings and Club
Accounts ......................   None             2.40                10           74,613          21.0                   73,643
Money Market Checking
Accounts ......................   None             2.55             2,500            8,830           2.5                    9,103
Money Market Passbook
Accounts ......................   None             2.35             7,500           21,039           5.9                   21,415

Certificates of Deposit:

Fixed Term, Fixed Rate.........   3-6 Months       3.21-            2,500           30,700           8.6                   28,308
                                                   4.21
Fixed Term, Fixed Rate.........   7-12 Months      4.48-              500          106,095          29.9                  116,889
                                                   4.75
Fixed Term, Fixed Rate.........   13-30 Months     4.89-              500           43,994          12.4                   32,087
                                                   5.04
Fixed Term, Fixed Rate.........   31-120 Months    4.89               500           28,238           7.9                   30,787

Fixed Term, Variable Rate......   18 Months        4.21               500            1,018            .3                      913

Accrued interest on deposits ..                                                      1,106            .3                       --
                                                                                   -------        ------                  -------
                       Total ..                                                $   355,353        100.00%                $349,957
                                                                                   =======        ======                  =======

------------------
(1)   Current interest rate offerings as of July 31, 1996.

      Time Deposits by Rate. The following table sets forth the time deposits in the Savings Bank classified by interest rate as of the dates indicated.




                                                           As of July 31,
                                    --------------------------------------------------------
                                       1992        1993        1994       1995        1996
                                    ---------    --------   ---------   --------   ---------
                                                          (In Thousands)
Interest Rate
2.00% or less..................      $     --    $    585   $     618   $     18   $     106
2.01-4.00%.....................        15,370      62,275     143,794     27,977       4,119
4.01-6.00%.....................        64,951      26,419      40,897    138,965     189,310
6.01-8.00%.....................        17,191       3,387       1,353     36,548      16,499
8.01-10.00%....................         4,754       1,437         312        170          11
10.01-12.00%...................             8          --          --         --          --
Accrued interest on certificate
  accounts.....................           768         481         421      1,030         975
                                      -------      ------     -------     ------      ------
  Total........................      $103,042     $94,584    $187,395   $204,708    $211,020
                                      =======      ======     =======    =======     =======

     Time Deposits Maturity Schedule. The following table sets forth the amount and maturities of time deposits at July 31, 1996.



                                              Amount Due
                        --------------------------------------------------------
                                                   After       After
                        July 31,      July 31,    July 31,    July 31,
Interest Rate             1997         1998         1999        2000        Total
-------------            ------       -------     -------     -------       -----
                                                 (In Thousands)
2.00% or less........          93          13         --      $    --    $    106
2.01-4.00%...........       3,919         101         51           48       4,119
4.01-6.00%...........     156,493      26,542      5,559          716     189,310
6.01-8.00%...........      13,622       2,570         64          243      16,499
8.01-10.00%..........          --          --         --           11          11
                          -------     -------     ------       ------    --------
                          174,127      29,226      5,674        1,018     210,045
Accrued Interest on
  Certificate Accounts        975          --         --                      975
                          -------     -------    -------       ------     -------
  Total..............    $175,102     $29,226   $  5,674      $ 1,018    $211,020
                          =======     =======    =======       ======     =======




      Certificates of Deposit with Balances Greater Than $100,000. The following table indicates the amount of the Savings Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of July 31, 1996.

                                                  Certificates
Maturity Period                                   of Deposits
---------------                                  --------------
                                                 (In Thousands)
Within three months............................      $ 5,882
Three through six months.......................        4,727
Six through twelve months......................        4,297
Over twelve months.............................        2,606
                                                      ------
                                                     $17,512
                                                      ======

     Savings Deposit Activity. The following table sets forth the savings activities of the Savings Bank for the periods indicated:



                                                           Year Ended July 31,
                                      -------------------------------------------------------------
                                         1992        1993         1994         1995         1996
                                         ----        ----         ----         ----         ----
                                                            (In Thousands)

Net increase (decrease) before
  interest credited and acquisition
  of deposits .....................   $   1,287   $  (4,614)   $ (17,837)   $ (14,348)   $  (3,289)

Proceeds from acquisition of
  deposits ........................          --          --      191,428           --           --
Interest credited .................       9,694       7,152        7,193       12,923       14,046
                                       --------    --------     --------     --------     --------
Net increase (decrease) in
  savings deposits ................   $  10,981   $   2,538    $ 180,784    $  (1,425)   $  10,757
                                       ========    ========     ========     ========     ========



      Borrowings. Although deposits are the Savings Bank's primary source of funds, the Savings Bank's policy has been to utilize borrowings as an alternative or less costly source of funds. The Savings Bank obtains advances from the FHLB of New York. See "Regulation -- Federal Home Loan Bank System". Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of New York will advance to member institutions, including the Savings Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB of New York. The maximum amount of FHLB of New York advances to a member institution generally is reduced by borrowings from any other source.

      The Savings Bank has in the past utilized the Regular Advance Program of the FHLB of New York under an advances, collateral, pledge and security agreement. The program offers a wide range of interest rates and maturities on advances that are collateralized by various assets. At July 31, 1996, the Savings Bank had no advances outstanding under the Regular Advance Program. The Savings Bank will continue to use this program in the future to meet long term operating needs.

      The Savings Bank's primary method of borrowing since August 1991 is through the FHLB Overnight Line of Credit Program. The line of credit has a variable rate of interest and matures daily. The maximum amount that can be borrowed under this program is approximately $42 million. The line of credit has a term of one year and expired in August, 1996. This program has the same collateral requirement as the Regular Advance Program. At July 31, 1996, the line of credit had an outstanding balance of $14 million and an interest rate of 6.0%.

      The Savings Bank has a blanket pledge with the FHLB of New York and has pledged all of its stock in the FHLB, federal funds sold, U.S. agency securities, certain qualifying loans, and mortgage-backed securities.

     The following tables set forth certain information regarding borrowings by the Savings Bank.


                                                    As of July 31,
                                      -------------------------------------------
                                      1992     1993      1994      1995      1996
                                      ----     ----      ----      ----      ----
Weighted average rate paid on:
  FHLB advances.................      5.20%    3.13%     4.44%     5.81%     5.79%

  Reverse Repurchase Agreements.        --       --        --        --      6.33%
  ESOP..........................        --       --      7.54%     8.96%     9.12%





                                                          During the Year Ended July 31,
                                                   -------------------------------------------------
                                                     1992      1993      1994       1995       1996
                                                     ----      ----      ----       ----       ----
                                                                    (In Thousands)
Maximum amount of borrowings outstanding
 during the year:
  FHLB advances ................................   $15,775   $22,775   $51,909     $32,000   $50,460

  Reverse Repurchase Agreement .................     6,000        --        --          --    20,000
  ESOP .........................................        --        --     1,100       1,021       859

Maximum  amount  of  short-term  borrowings
 outstanding  at any  month end with respect to:
  FHLB advances ................................    11,700    18,500    36,000    30,500      49,450
  Reverse Repurchase Agreement .................     4,000        --        --        --      20,000
  ESOP .........................................        --        --     1,100     1,021         859


Subsidiary Activities.

     General.  The  Corporation  has  two  service   corporations   subsidiaries
incorporated under New Jersey law, Branchview, Inc. ("Branchview") and Lakeview Mortgage Depot, Inc. ("LMD").

     The Savings Bank is generally permitted by New Jersey law and the regulations of the Department to invest an amount equal to 3% of its assets in subsidiary service corporations. In addition to the investment limitations imposed on New Jersey-chartered institutions by New Jersey law and regulations, the Savings Bank, as a SAIF-insured institution, is also subject to investment limitations imposed under FDIC regulations. The Savings Bank has three service corporations subsidiaries incorporated under New Jersey law, LVS Corporation ("LVS"), Lakeview Investment Services, Inc. ("LISI"), and Lakeview Credit Card Services, Inc. ("LCCS"). At July 31, 1996, LVS had no assets and no liabilities.

      Branchview. Branchview was formed in 1989 for the purpose of becoming a 1/3 partner in Residential Money Center, Inc., based in Montvale, New Jersey ("RMC"). On February 6, 1995, Branchview sold its equity interest in the mortgage banking operation of RMC, a residential mortgage company which originates and sells mortgages in the secondary market, to an unrelated third party for a gain of $3.8 million, of which $3.4 million was recorded as a gain in 1995 and was reflected in other operating income. Under the terms of the sale the balance has been deferred and will remain in escrow 18 months pending resolution of normal contingencies. In July 1995, Branchview purchased the remaining interest of RMC, for $1.5 million, and became the sole owner of RMC. RMC owned a 9.09% limited partnership interest in Industry Mortgage, Company, L.P. ("IMC"). Prior to February 1996, Branchview was a wholly-owned subsidiary of the Savings Bank. In February 1996, Branchview became a wholly- owned subsidiary of the Corporation.

      On June 25, 1996, IMC completed a reorganization plan whereby the limited partners received restricted common stock in exchange for their partnership interest in connection with a public offering of unrestricted common stock. Immediately prior to the reorganization, Branchview purchased a limited partner's half share interest in IMC for $4,778,000. For this acquisition, the Savings Bank loaned to Branchview $4,000,000. As a result of the reorganization, Branchview received 830,928 shares of restricted common stock in exchange for its limited partnership interest. As of July 31, 1996, Branchview owns 8.87% of IMC and the market value of such investment was approximately $19.9 million, based on the quoted market price per share of unrestricted stock. In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, due to restrictions on the sale or transfer of these shares of common stock under Rule 144 of the 1933 Securities Act, Lakeview is required to carry the stock at the historical basis of $7.8 million, until the restrictions are removed, or within one year of the restriction expiring, at which time the shares will be carried at fair value.

      LISI. LISI was formed in June 1993. The purpose of the corporation is to facilitate the licensing of representatives of the Savings Bank to sell annuities and insurance products to Savings Bank customers. At July 31, 1996, LISI provided fees to the Savings Bank in the amount of $7,400 and had total assets of approximately $1,000.

     LMD. LMD is a mortgage company which is 90% owed by the Corporation and began operations in October 1995. At July 31, 1996, the Corporation had a net loss of $124,000.

      LCCS. LCCS was formed on January 17, 1996 and is a wholly owned subsidiary of the Savings Bank. On October 1, 1996, LCCS entered into a Joint Venture agreement with IMC Credit Card, Inc., a wholly owned subsidiary of IMC to offer a co-branded secured credit card through a 280 broker relationship network.

Asset/Liability Management

      General. The difference between an institution's interest-earning assets and interest-bearing liabilities that mature or reprice within a specified time period, based on certain estimates and assumptions, is called its "gap." At July 31, 1996, the Savings Bank's cumulative one-year gap as a percentage of total assets was a negative 11.7%, making the Savings Bank vulnerable to increases in interest rates. A negative gap position in a period of rising interest rates generally results in a decrease in net interest income. Management of the Savings Bank believes that interest rates may continue to rise and that this could have a material impact on net interest income. When interest rates rise, interest income increases may only occur through the addition of new interest-earning assets at current rates and/or, to the extent that existing assets can be repriced, principally through prepayment and repayment of loan principal with reinvestment in higher rates. Because a higher volume of existing liabilities reprice relative to the assets, interest expense increases more rapidly than interest income. The opposite effect is realized on net interest margin and earnings when interest rates fall. Generally, the rates paid on existing interest-earning assets decrease more slowly than the rate on interest-bearing liabilities due to the difference in shorter repricing terms, with the result that net interest margin and earnings improve.

      The Savings Bank, like many other thrift institutions, is subject to interest rate risk as a result of the difference in the maturity on interest-bearing liabilities and interest-earning assets and the volatility of interest rates. Because most deposit accounts react more quickly to market interest rate movements than do traditional mortgage loans because of their shorter terms to maturity, sharp increases in interest rates will generally adversely affect the Savings Bank's earnings. Conversely, this mismatch will generally benefit the Savings Bank during periods of declining or stable interest rates. To reduce the potential volatility of the Savings Bank's earnings, management has adopted a strategy designed to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Savings Bank has been actively originating for retention in its portfolio fixed-rate and balloon mortgage loans with terms to maturity of five, seven and 15 years, and one, three and five year adjustable-rate mortgage loans. At July 31, 1996, approximately $68.8 million or 42.1% of the Savings Bank's loan portfolio consisted of adjustable-rate loans. All 30 year fixed-rate mortgage loans originated by the Savings Bank are sold into the secondary mortgage market. The Savings Bank's strategy is designed to maintain a mix of adjustable-rate, and 15-year or less fixed-rate mortgage loans in its loan portfolio. In addition, the Savings Bank has purchased five and seven year balloon mortgage-backed securities and has increased its emphasis on making home equity loans which have 15 year terms to maturity and provide for adjustable interest rates.

      Gap Analysis. As rates on sources of funds have become deregulated and subject to competitive pressures, savings associations have become increasingly concerned with the extent to which they are able to match maturities of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity gap. An asset or liability is considered to be interest rate sensitive if it will mature or reprice within a specific time period. The interest rate sensitivity gap is defined as the excess of interest-earning assets maturing or repricing within a specific time period over interest-bearing liabilities maturing or repricing within that time period.

      The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at July 31, 1996, which are expected to reprice or mature in each of the future time periods shown. The amount of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability and assumed loan prepayments and deposit withdrawals. The Savings Bank's analysis of its interest-rate sensitivity, which is prepared quarterly by the Savings Bank, incorporates certain assumptions developed by the Savings Bank based on its actual experience concerning the amortization and prepayment of loans and other interest-earning assets and the withdrawal of deposits. For adjustable rate loans, and adjustable rate mortgage-backed securities will reprice at contractual repricing intervals. Fixed rate mortgage-backed securities are assumed to have an annual prepayment rate of 8%. For fixed-rate mortgage loans with the following interest rates, the following annual prepayment rates are assumed: 4% for interest rates of less than 8%; 12% for interest rates between 8.01% to 10%; 13% for interest rates between 10.01% to 12%; 12% for interest rates of greater than 12%. For other residential loans and all non-residential loans, an annual prepayment rate of 9% was assumed. Decay rates for NOW, money market accounts, and savings accounts were established at 17% to 37%, 14% to 17%, and 14% to 17%, respectively. These assumptions change over time based upon the current economic outlook. Management believes that these assumptions approximate actual experience and considers them appropriate and reasonable. However, the interest rate sensitivity of the Savings Bank's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions. No consideration has been provided for the impact of future commitments and loans in process.




                                                                                At July 31, 1996
                                             ------------------------------------------------------------------------------------
                                                         Three                                         Over Ten
                                             Less Than  Months    Over One    Over Three  Over Five    Through      Over
                                               Three    Through    Through     Through    Through      Twenty      Twenty
                                               Months  One Year  Three Years  Five Years  Ten Years     Years      Years    Total
                                               ------  --------  -----------  ----------  ---------    --------    -----    -----
                                                                              (Dollars in Thousands)
Interest-earning assets:
  Mortgage loans and mortgage-backed
    securities ...........................$  48,673   $  26,076   $  53,159  $  45,896   $  32,540   $  32,489  $     460 $ 239,293
  Other loans ............................   26,446       3,301       4,455      4,895       6,724       3,053         45    48,919
  Investment securities(1) ...............       --      18,821       2,000       --         3,000      17,000         --    40,821
  Investment securities available for sale   16,126      76,429       7,806       --            --          --         --   100,361
                                          ---------   ---------   ---------  ---------   ---------   ---------  --------- ---------
    Total interest-earning assets ........$  91,245   $ 124,627   $  67,420  $  50,791   $  42,264   $  52,542  $     505 $ 429,394
                                          =========   =========   =========  =========   =========   =========  =========  ========

Interest-bearing liabilities:
 NOW and money market checking ...........$   7,594   $  18,156   $  23,567  $   6,306  $   8,465   $   4,649  $     852  $  69,589
 Savings, clubs and money market passbook
  accounts ...............................    5,934      12,421      17,910     11,501     14,355       9,741      2,751     74,613
 Certificates of deposit .................   62,598     107,789      35,069      4,589         --          --         --    210,045
 Advances from FHLB of New York ..........   34,000          --          --         --         --          --         --     34,000
Reverse Repurchase Agreements ............   20,000          --          --         --         --          --         --     20,000
 ESOP debt ...............................      721          --          --         --         --          --         --        721
                                          ---------   ---------   ---------  ---------   ---------   ---------  ---------  --------
   Total interest-bearing liabilities ....$ 130,847   $ 138,366   $  76,546  $  22,396  $  22,820   $  14,390  $   3,603  $ 408,968
                                          =========   =========   =========  =========   =========   =========  =========  ========

Interest sensitivity gap .................$ (39,602)  $ (13,739)  $  (9,126) $  28,395  $  19,444   $  38,152  $  (3,098) $  20,426
                                          =========   =========   =========  =========   =========   =========  =========  ========
Cumulative interest rate sensitivity gap  $ (39,602)  $ (53,341)  $ (62,467) $ (34,072) $ (14,628)  $  23,524  $  20,426  $  20,426
                                          =========   =========   =========  =========   =========   =========  =========  ========
Ratio of interest-earning assets to
  interest-bearing liabilities ...........     69.7 %      90.1 %      88.1 %    149.1 %    185.2 %     365.1%     (13.8)%    105.0%
                                          =========   =========   =========  =========   ========    ========    =======   ========
Ratio of cumulative gap to total
  assets .................................     (8.6)%     (11.7)%     (13.6)%     (7.4)%     (3.2)%       5.1%       4.5 %      4.5%
                                          =========   =========   =========  =========   ========    ========    =======   ========


-------------------
 (1) Includes investment in stock of Federal Home Loan Bank of New York totaling $2.6 million.

      The table above indicates the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the Savings Bank's net interest yield because the repricing of various categories of assets and liabilities is discretionary and is subject to competitive and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rate levels.

Net Interest Income

      The Savings Bank's earnings depend primarily on its net interest income. Net interest income is affected by (i) the amount of interest-earning assets and interest-bearing liabilities, (ii) rates of interest earned on interest-earning assets and rates paid on interest-bearing liabilities and (iii) the difference ("interest rate spread") between rates of interest earned on interest-earning assets and rates paid on interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

Average Balance Sheet

      The following table sets forth certain information relating to the Savings Bank's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented.



                                                                          Year Ended July 31,
                                     -----------------------------------------------------------------------------------------------
                                            1994                               1995                           1996
                                     -------------------------------- -------------------------------  -----------------------------

                                      Average               Average    Average              Average    Average             Average
                                      Balance   Interest   Yield/Cost  Balance    Interest Yield/Cost  Balance   Interest Yield/Cost
                                      --------  --------   ----------  -------    -------- ----------  -------   -------- ----------
Interest-earning assets:
 Loans receivable(1).............    $136,165   $11,749       8.63%  $139,442     $12,509      8.97%  $155,497   $14,131     9.09%
 Mortgage-backed securities......      89,630     5,514       6.15%   171,867      11,163       6.50   149,373     9,605     6.43
 Investment securities(2)........      22,152     1,367       6.17%    66,204       4,535       6.85    47,672     3,004     6.30
 Investment and mortgage-backed
   securities available for sale(6)    12,472       317       2.54%     8,060         223      2.77%    58,719     4,232     7.21%
                                      -------    ------      -----    -------      ------     -----    -------    ------     ----
  Total interest-earning assets..    $260,419   $18,947       7.28%  $385,573     $28,430      7.37%  $411,261   $30,972     7.53%
                                      =======    ======       ====    =======      ======     =====    =======    ======     ====

Non-interest-earning assets......      19,997                          31,983                           29,502
                                      -------                         -------                          -------
  Total assets...................    $280,416                        $417,556                         $440,763
                                      =======                         =======                          =======

Interest-bearing liabilities:
 Savings accounts................    $219,233   $ 6,860       3.13%  $339,945     $11,944      3.51%  $349,957   $14,064       4.02%
 Borrowings......................      21,693       875       4.03%    26,902       1,595      5.93%    42,162     2,485       5.89%
                                      -------    ------       ----     ------      ------      ----    -------    ------       ----
  Total interest-bearing liabilities $240,926   $ 7,735       3.21%  $366,847     $13,539      3.69%  $392,119   $16,549       4.22%
                                      =======    ======       ====    =======      ======      ====    =======    ======       ====

Non-interest bearing liabilities.    $  2,603                        $  2,592                         %  3,026
                                      -------                          ------                          -------
 Total liabilities...............    $243,529                        $369,439                         $395,145
                                      =======                         =======                          =======
Stockholders' equity.............    $ 36,887                        $ 48,117                         % 45,618
                                      -------                         -------                          -------
 Total liabilities and stockholders  $280,416                        $417,556                         $440,763
                                      =======                         =======                          =======
Net interest income..............               $11,212                           $14,891                        $14,423
                                                 ======                            ======                         ======
Interest rate spread(3)..........                             4.07%                            3.68%                           3.31%
                                                              ====                             ====                            ====
Net yield on interest-earning assets(4)                       4.31%                            3.86%                           3.51%
                                                              ====                             ====                            ====
Ratio of average interest-earning assets to
  average interest-bearing liabilities                        1.08X                            1.05X                           1.05X


---------------------------------
(1)   Average balances include non-accrual loans.
(2) Includes interest-bearing deposits in other financial institutions and Federal Home Loan Bank of New York stock.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
(5) Annualized (where appropriate) for purposes of comparability with year-end data.
(6)  At market value.

Rate/Volume Analysis

      The table below sets forth certain information regarding changes in interest income and interest expense of the Savings Bank for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate); (ii) changes in rates (changes in rate multiplied by old average volume); (iii) changes in rate-volume (changes in rate multiplied by the change in average volume).



                                                                      Year Ended July 31,
                                        --------------------------------------------------------------------------
                                                    1994 vs. 1995                           1995 vs. 1996
                                        -----------------------------------     ----------------------------------
                                                  Increase (Decrease)                    Increase (Decrease)
                                                        Due to                                 Due to
                                        -----------------------------------     ----------------------------------
                                                              Rate/                                  Rate/
                                        Volume     Rate      Volume     Net     Volume    Rate      Volume     Net
                                        ------     ----      ------     ---     ------    ----      ------     ---
                                                                    (Dollars in Thousands)
Interest income:
 Loans receivable..........             $  283    $  466   $    11    $  760  $ 1,440   $   163   $    19   $ 1,622
 Mortgage-backed securities              5,059       308       282     5,649   (1,461)     (112)      (15)   (1,558)
 Investment securities.....              2,719       150       299     3,168   (1,269)     (363)     (101)   (1,531)
Investment and mortgage-backed
   securities available for sale          (112)       28      (10)      (94)    1,402       358     2,249     4,009
                                         -----    ------    ------     -----    -----    ------     -----    ------
  Total interest-earning assets         $7,949   $   952   $   582    $9,483  $   112   $    46   $ 2,384    $2,542
                                         =====    ======    ======     =====    =====    ======     =====     =====

Interest expense:
 Savings accounts..........             $3,777   $   843   $  464     $5,084  $   352   $ 1,718   $    50    $2,120

 Borrowings................                210       411       99        720      905        (9)       (5)      891
                                        ------   -------   -------    ------    -----   -------    ------    ------
   Total interest-bearing liabilities   $3,987   $ 1,254   $  563    $5,804   $ 1,257   $ 1,709   $    45   $ 3,011
                                         =====     =====     =====     =====    =====     =====     =====    ======

Net change in interest income           $3,962   $  (302)  $    19    3,679   $(1,145)  $(1,663)  $ 2,339     $(469)
                                         =====     ====     ======     =====    ======   =======    =====     =====



Competition

      The Savings Bank faces strong competition in its attraction of savings deposits, which are its primary source of funds for lending, and in the origination of real estate loans. The Savings Bank's competition for savings deposits and loans historically has come from other savings institutions and commercial banks located in the Savings Bank's market area. The Savings Bank also competes with mortgage banking companies for real estate loans, and faces competition for investor funds from short-term money market securities and corporate and government securities.

      The Savings Bank's market area generally includes Passaic and Bergen Counties. The Savings Bank also makes loans in all other counties in New Jersey.

      The Savings Bank maintains competitive interest rates and loan fees, but relies more on providing personalized community bank services in order to attract and maintain customers. The Savings Bank offers all consumer banking services such as checking accounts, certificates of deposit, retirement accounts, consumer and mortgage loans and ancillary services such as direct deposit and safe deposit boxes. These services help the Savings Bank compete for deposits.

      The Savings Bank also competes with several other larger financial institutions, headquartered outside of New Jersey, which maintain offices in the Savings Bank's market area. These competitors may be able to offer better loan rates from time to time due to their size, financial resources, and competitive strategy.

                                  REGULATION

General

      The Corporation owns all of the capital stock of the Savings Bank and is a savings and loan holding company because it has elected to be treated as a savings and loan holding company pursuant to Section 10(l) of Home Owners Loan Act ("HOLA"). As a savings and loan holding company, the Corporation is subject to regulation by the Office of Thrift Supervision ("OTS"). As a company whose stock is publicly-traded, the Corporation is also subject to the reporting, proxy solicitation, and other regulations of the Securities and Exchange Commission ("SEC").

      The Savings Bank is a New Jersey-chartered capital stock savings bank, the accounts of which are insured by the FDIC, and as such, is subject to the regulation, supervision and examination of the New Jersey Department of Banking and the FDIC.

New Jersey Law

      The New Jersey Department of Banking (the "Department") regulates the Savings Bank's internal organization as well as its deposit, lending and investment activities. The Department must approve changes to the Savings Bank's certificate of incorporation, the establishment or relocations of branch offices and mergers involving the Savings Bank. In addition, the Department conducts periodic examinations of the Savings Bank. Many of the areas regulated by the Department are subject to similar regulation by the FDIC.

      Recent federal and state legislative developments have reduced distinctions between commercial banks and savings banks in New Jersey with respect to lending and investment authority as well as interest rate limitations. As federal law has expanded the authority of federally chartered savings institutions to engage in activities previously reserved for commercial banks, New Jersey legislation and regulations ("parity legislation") have given New Jersey-chartered savings institutions, such as the Savings Bank, the powers of federally chartered savings institutions, including the authority to make ARM loans, consumer loans, second mortgage loans, checking advances and commercial loans.

      In addition, under New Jersey law, the Savings Bank has the authority to invest the lesser of 3% of the Savings Bank's total assets or 50% of its capital, surplus, reserves, undivided profits and capital notes in any type of asset. The scope of this authority is, however, significantly restricted by federal statute and regulation. See "--Restrictions on Certain Activities."

      New Jersey law provides that no dividend may be paid by the Savings Bank unless after the payment of such dividend, the capital stock of the Savings Bank will not be impaired and either the Savings Bank will have a surplus of not less than 50% of its capital stock, or the payment of such dividend will not reduce the statutory surplus of the Savings Bank.

Restrictions on Certain Activities

      Section 24 of the Federal Deposit Insurance Act ("FDIA"), as amended, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership, the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

      In addition, FDIC regulations generally require an insured state bank to obtain the FDIC's prior consent before directly, or indirectly through a subsidiary, engaging as principal in any activity that is not permissible for a national bank or a subsidiary of a national bank.

Insurance of Deposit Accounts

      The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. The risk-related assessment program provided a transition period between the prior flat-rate system and the final risk-related system that took effect on January 1, 1994, in accordance with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). This risk classification is based on an institution's capital group and supervisory subgroup assignment.

      On September 30, 1996, H.R. 1362 was signed into law by the President. Title II of H.R. 1362 is titled the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"). Among its many provisions, the Act provides for resolving the BIF/SAIF premium disparity. Currently, most insured depository institutions holding BIF-assessable deposits pay the statutory minimum of $2,000 for deposit insurance on these deposits while most insured depository institutions with SAIF-assessable deposits pay 23 basis points per $100 of these deposits for deposit insurance. The Savings Bank currently pays an insurance premium to the FDIC equal to 0.22% of its total deposits.

      The  BIF/SAIF   legislation   provides  for  a  one-time   assessment   to
recapitalize the SAIF. The assessment will be based on the amount of SAIF-assessable deposits held by an institution as of March 31, 1995 (with certain exceptions). The assessment is effective on September 30, 1996 and is payable on November 27, 1996.

      The BIF/SAIF legislation does not specify an actual assessment but states that the total assessment will be equal to the amount necessary to recapitalize the SAIF as of October 1, 1996. A recent report of the America's Community Bankers estimated the assessment at approximately 65.7 basis points per $100 of SAIF-assessable deposits as of March 31, 1995. The BIF/SAIF legislation provides that the amount of the special assessment is deductible under section 162 of the Internal Revenue Code (the "Code") in the year in which the assessment is paid. The BIF/SAIF legislation also provides that section 172(f) of the Code will not apply to deductions taken under section 162 of the Code for the special assessment. The Savings Bank has estimated the amount of the assessment to be approximately $2.2 million before tax benefit and such amount was accrued on September 30, 1996.

Capital Requirements

      Under FDIC regulations, state-chartered banks that are not members of the Federal Reserve System ("state non-member banks") are required to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total assets of 3% if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and is in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System (the CAMEL rating system) established by the Federal Financial Institutions Examination Council. For all but the most highly rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is 3% plus an additional "cushion" amount of at least 100 to 200 basis points. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less most intangible assets. As a SAIF-insured, state-chartered bank, the Savings Bank must currently also deduct from Tier 1 capital an amount equal to its investments in, and extensions of credit to, subsidiaries engaged in activities not permissible for national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities or in subsidiary depository institutions or their holding companies.

      In addition to the leverage ratio, state nonmember banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least
8.0%, of which at least four percentage points must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of over 20 years and certain other capital instruments. The includable amount of Tier 2 capital cannot exceed the institution's Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank's investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks and certain other deductions. Under the FDIC risk-weighted system, all of a bank's balance sheet assets and the credit equivalent amounts of certain off-balance sheet items are assigned to one of four broad risk weight categories. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category. The sum of these weighted valued equals the bank's risk-weighted assets.

      The Corporation evaluates various interest rate analysis scenarios based upon various assumptions and past experience in accordance with the Joint Policy Statement on Interest Rate Risk published by the Federal Reserve Board, the OCC, and the FDIC in June 1996. The policy statement requires each institution to develop internal policies and procedures for managing interest rate risk in accordance with the principles provided in the policy statement. The regulatory agencies examine, as part of their normal supervisory examination, the Corporation's policies and procedures relating to interest rate risk management to ensure that the Savings Bank's policies and procedures are consistent with safe and sound banking practices.

      Pursuant to New Jersey banking law the minimum leverage capital for a depository institution is a ratio of Tier 1 capital to total assets of four percent. However, the Commissioner may establish for a depository institution a minimum ratio of Tier 1 capital to total assets of more than four percent based on the following factors:

      1. The financial history and condition of a depository institution, and its future earnings prospects;

      2.    The managerial resources of the depository institution;

      3.    The funding and liquidity of the depository institution;

      4.    The interest-rate risk exposure of the depository institution;

      5.    The concentration of assets of the depository institution; and/or

      6. The volume of assets classified as substandard, doubtful or loss, or subject to special mention.

      New Jersey banking law requires that a depository institution maintain qualifying capital of at least eight percent of its risk weighted assets. At least four percent of this qualifying capital shall be in the form of Tier 1 capital. For purposes of New Jersey banking law, risk weighted assets, Tier 1 capital, and total assets are defined in the same manner as in the FDIC regulations.

      The Savings Bank was in compliance with both the FDIC and New Jersey capital requirements at July 31, 1996.

      Capital Distributions. Earnings of the Savings Bank appropriated to bad debt reserves and deducted for Federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by the Savings Bank on the amount of earnings removed from the reserves for such distributions. See "Federal and State Taxation." The Savings Bank intends to make full use of this favorable tax treatment and does not contemplate use of any earnings in a manner which would limit the Savings Bank's bad debt deduction or create federal tax liabilities.

      Dividends payable by the Savings Bank to the Corporation and dividends payable by the Corporation to stockholders are subject to various additional limitations imposed by federal and state laws, regulations and policies adopted by federal and state regulatory agencies. The Savings Bank is required by federal law to obtain FDIC approval for the payment of dividends if the total of all dividends declared by the Savings Bank in any year exceed the total of the Savings Bank's net profits (as defined) for that year and the retained net profits (as defined) for the preceding two years, less any required transfers to surplus. Under New Jersey law, the Savings Bank may not pay dividends unless, following payment, the capital stock of the Savings Bank would be unimpaired and
(a) the Savings Bank will have a surplus of not less than 50% of its capital stock, or, if not, (b) the payment of such dividends will not reduce the surplus of the Savings Bank.

     If, in the opinion of the FDIC, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which depending on the financial condition of the institution, could include the payment of dividends), such authority may require that such depository institution cease and desist from such practice or, as a result of an unrelated practice, require the institution to limit dividends in the future. In addition, the FDIC has issued a policy statement which provides that insured institutions should generally only pay dividends out of current operating earnings. Regulatory pressures to reclassify and charge-off loans and to establish additional loan loss reserves could reduce current operating earnings and affect an institution's ability to pay dividends. Finally, the regulatory authorities have established guidelines, and under FDICIA are expected to establish additional guidelines, with respect to the maintenance of appropriate levels of capital by depository institutions. Compliance with the standards set forth in such policy statements and guidelines could limit the amount of dividends which the Corporation may pay to stockholders.

     The Savings Bank's dividends will be subject to restrictions under New Jersey Law. See "--New Jersey Law."

     Under applicable regulations, the Savings Bank would be prohibited from making any capital distributions if, after making the distribution, the Savings Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%.

      Prompt Corrective Action and Other Enforcement Mechanisms. Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of federal law.

      An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

      In addition to restrictions and sanctions imposed under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal
agreements,   the   issuance  of  removal   and   prohibition   orders   against
institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted. The Savings Bank is currently a well capitalized institution.

      Safety and Soundness Standards. In July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

Loans to One Borrower

      Generally, a savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. See "Business of the Savings Bank - - Lending Activities -- Loans to One Borrower."

Community Reinvestment

      Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. Current law requires public disclosure of an institution's CRA rating and requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four tiered descriptive rating system in lieu of the existing five-tiered numerical rating system. The Savings Bank received a satisfactory rating (the second highest rating available) as a result of its last evaluation in February 1996.

Federal Home Loan Bank System

      The Savings Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

      As a member, the Savings Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At July 31, 1996, the Savings Bank had $2.6 million in FHLB stock, which was in compliance with this requirement.

      As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the year ended July 31, 1996, dividends paid by the FHLB of New York to the Savings Bank totalled $177,891.

Federal Reserve System

      The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Department. At July 31, 1996, the Savings Bank's reserve requirements are satisfied by cash on hand.

      State-chartered savings banks have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings banks to exhaust all reasonable alternative sources before borrowing from the Federal Reserve System. The Savings Bank had no discount window borrowings at July 31, 1996.

     Transactions With Affiliates. Generally, restrictions on transactions with affiliates require that transactions between a savings association or its subsidiaries and its affiliates be on terms as favorable to the Savings Bank as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the Savings Bank's capital. Affiliates of the Savings Bank include the Corporation and any company which would be under common control with the Savings Bank.

      The Savings Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities such persons control are currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the Federal Reserve Board. Among other things, these regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans the Savings Bank may make to such persons based, in part, on the Savings Bank's capital position, and require certain approval procedures to be followed.

Holding Company Regulation

      General. The Holding Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Holding Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS will have enforcement authority over the Holding Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Savings Bank and not for stockholders of the Holding Company.

      QTL Test. As a unitary savings and loan holding company, the Holding Company generally is not subject to activity restrictions, provided the Savings Bank satisfies the QTL test. If the Holding Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Holding Company and any of its subsidiaries (other than the Savings Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other
associations   each  qualify  as  a  QTL  or  were  acquired  in  a  supervisory acquisition.

      Restrictions on Acquisitions. The Holding Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

      Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control", as that term is defined in OTS regulations, of a federally-insured savings institution without giving at least 60 days' written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

      Subject to appropriate regulatory approvals, a bank holding company can acquire control of a savings association or its holding company, and if it controls a savings association, merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. Generally, savings associations and savings banks can acquire or be acquired by any insured depository institution.

      In addition, federal regulations governing conversions of mutual savings institutions to the stock form of organization prohibit the direct or indirect acquisition without prior OTS approval of more than 10% of any equity security of a savings institution within three years of the savings institution's conversion to stock form. Such acquisition may be disapproved if it is found, among other things, that the proposed acquisition (a) would frustrate the purposes of the provisions of the regulations regarding conversions; (b) would be manipulative or deceptive; (c) would subvert the fairness of the conversion;
(d) would be likely to result in injury to the savings institution; (e) would not be consistent with economical home financing; (f) would otherwise violate law or regulation; or (g) would not contribute to the prudent deployment of the savings institution's conversion proceeds.

      Interstate Banking and Branching. In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") became law. Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may increase or decrease the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such percentage does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

      Federal Securities Law. The Corporation is subject to filing and reporting requirement by virtue of having its common stock registered under the Securities Exchange Act of 1934. Furthermore, company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Corporation may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Corporation meets specified current public information requirements, each affiliate of the Corporation is able to sell in the public market, without registration, a limited number of shares in any three-month period.

                          FEDERAL AND STATE TAXATION

      Recapture of Post-1987 Bad-Debt Reserves. Prior to the enactment of the Small Business Jobs Protection Act, which was signed into law on August 21,
1996, certain thrift institutions such as the Bank were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of Section 166 of the Internal Revenue Code of 1986, as amended (the "Code") or the reserve method of Section 593 of the Code. For tax years 1995, 1994 and 1993, the Bank used the experience method.

      The Small Business Job Protection Act repealed the Code Section 593 reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method. The percentage of taxable income method of accounting for bad debts is no longer available for any financial institution.

      The amount of the applicable excess reserves will be taken into account ratably over a six taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below.

      A small bank, like the Bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the Bank's reserves would have been at the close of its last tax year beginning before January 1, 1996, had the Bank always used the experience method. At July 31, 1996, the Bank had $3.6 million of pre 1988 bad-debt reserves. Since the percentage of taxable income method for tax bad debt deduction and the corresponding increase in the tax bad debt reserve in excess of the base year have been recorded as temporary differences pursuant to SFAS 109, this change in the tax law is not expected to have a material effect on the Company's or the Bank's financial statements.

      For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift institution meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount.

      State Taxation. The Savings Bank is also taxed under the New Jersey Savings Institution Tax Act. This Act exempts the Savings Bank from all other taxes imposed by the State for state income tax purposes, and from all local taxation imposed by political subdivisions. The Savings Institutions Tax is an excise tax upon the privilege of doing business in the State of New Jersey at the rate of 3% per annum on net income as reported for federal income tax purposes, with certain modifications.

      The Corporation is also taxed under the New Jersey Corporation Business Tax Act. If it meets certain tests, the Corporation would be taxed as an investment company at an effective annual rate of approximately 2.25% of New Jersey taxable income. If it fails to meet such tests it will be taxed at an approximate annual rate of 9% of New Jersey taxable income.

      The Savings Bank's State income tax returns have not been audited during the past five years.

Personnel

      As of July 31, 1996, the Corporation and Saving Bank had 62 full-time employees and 39 part-time employees. The employees are not represented by a collective bargaining unit. The Corporation and Savings Bank believe their relationship with employees to be satisfactory.

Executive Officers of the Registrant

      The executive officers of the Corporation are as follows:


Name                    Ages(1)     Position
-----                   -------     --------

Kevin J. Coogan           47        President and Chief Executive
                                    Officer

Anthony G. Gallo          43        Vice President and Chief Financial Officer

Kevin M. McCloskey        38        Vice President and Chief Operating Officer

---------------------
(1)  At July 31, 1996.

      The principal occupation of each executive officer of the Corporation is set forth below. Unless noted otherwise, each executive officer has held such position for the past five years.

     Kevin J. Coogan has been the President and Chief Executive Officer of the Savings Bank since 1986. Mr. Coogan began his service as an officer with the Savings Bank in 1982. Mr. Coogan has served as a director since 1987.

      Kevin M. McCloskey has been employed with the Savings Bank for more than 10 years as Vice President and Chief Operating Officer. Mr. McCloskey also serves as officer in charge of compliance with the Community Reinvestment Act.

      Anthony G. Gallo has been the Chief Financial and Accounting Officer of the Savings Bank since March 1989.

Item  2.  Properties and Equipment

      The Company is located and conducts the majority its business at the Savings Bank's main office. The Savings Bank primarily conducts its business through its office located at 1117 Main Street in Paterson, New Jersey and seven other branch offices located in Ramsey, West Paterson, Totowa, Haledon, North Haledon and Hawthorne, New Jersey. The Savings Bank also owns a three family home which provides rental income and which has a parking area utilized by the Savings Bank's employees.

      The following table sets forth the location of the Savings Bank's offices and property, the year the office or property was first acquired or rented, and the net book value at July 31, 1996 and square footage of each office or property.



                                             Year        Net Book    Furniture &     Square
Description           Address           Open/Acquired      Value       Fixtures     Footage
-----------           -------           -------------    --------    -----------    -------

Main Office        1117 Main Street          1945       $ 799,115      $ 61,653     13,500
                   Paterson, NJ
                   Owned

Branch Office      14-18 N. Spruce St.       1989          52,492         6,628      4,820(1)
                   Ramsey, NJ
                   Owned

Future Main        111 Genessee Avenue       1989         139,338            --      2,400(2)
Office Expansion   Paterson, NJ
                   Owned

Branch Office      989 McBride Avenue        1994       1,254,778       225,810     21,228
                   West Paterson, NJ
                   Owned

Branch Office      169 Union Boulevard       1994         155,255        15,263      2,300
                   Totowa, NJ (3)

Branch Office      325 Belmont Avenue        1994          39,900         4,407      1,500
                   Haledon, NJ (3)

Branch Office      33 Sicomac Road           1994           6,000        14,013      4,121
                   North Haledon, NJ (3)

Branch Office      396 Haledon Avenue        1994         815,936        29,740      4,950
                   Haledon, NJ
                   Owned

Branch Office      571 Lafayette Avenue      1994         488,723        11,370      3,500
                   Hawthorne, NJ
                   Owned

----------------------------
(1) 56% of building has been leased to three commercial tenants for total income to the Savings bank of $3,899 per month.
(2) 100% of the building on this property has been temporarily leased to three tenants for total income to the Savings Bank of $1,735 per month.
(3)   Leased facility.

      The Savings Bank's accounting and record keeping departments utilize personal computers. The Savings Bank's general ledger is on an in-house multi-user computer. The savings, checking and lending data processing is performed by Bisys, Cherry Hill, New Jersey. Each of the Savings Bank's tellers and customer service stations are provided with a personal computer that is connected to the data base at Bisys. At July 31, 1996, the net book value of the Savings Bank's computer equipment totalled $83,000.

     As of July 31, 1996, the book value of the Savings Bank's office properties, land, furniture, fixtures and equipment, net of accumulated depreciation of $1.6 million, totalled $4.2 million. See Note 10 of Notes to Consolidated Financial Statements.

Item 3.  Legal Proceedings

      Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

      Information relating to the market for Registrant's common equity and related stockholder matters appears in the Registrant's 1996 Annual Report to Stockholders on page 10, and is incorporated herein by reference.

Item 6.  Selected Financial Data

      The above-captioned information appears under "Selected Financial Data" in the Registrant's 1996 Annual Report to Stockholders on page 1, and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis or Plan of Operation

     The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1996 Annual Report to Stockholders on pages 9 through 13 and is incorporated herein by reference.

Item 8.  Financial Statements

     The Consolidated Financial Statements of Lakeview Financial Corp. and its subsidiaries, together with the auditors' report thereon by KPMG Peat Marwick LLP appears in the Registrant's 1996 Annual Report to Stockholders on pages 14 through 40 and are incorporated herein by reference.

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                   PART III


Item 10.  Directors and Executive Officers
------------------------------------------

     The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Information with Respect to Nominees for Directors; Directors Whose Terms Continue and Executive Officers" and "Biographical Information" in the Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

     The   information   contained  under  the  section   captioned   "Executive
Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The information contained under the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The   information   contained   under  the   section   captioned   "Certain
Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 13.  Exhibits and Reports on Form 8-K

(a)   The following documents are filed as a part of this report:

      (1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1996 Annual Report to Stockholders.
                                                                         PAGE

Independent Auditors' Report.........................................   40

Consolidated Balance Sheets as of
  July 31, 1995 and 1996.............................................   14

Consolidated Statements of Income for the Years Ended
  July 31, 1994, 1995 and 1996.......................................   15

Consolidated Statements of Cash Flows for the Years
  Ended July 30, 1994, 1995 and 1996.................................   16-17

Consolidated Statements of Stockholders' Equity for the Years
  Ended July 31, 1994, 1995 and 1996.................................   18-19

Notes to Consolidated Financial Statements...........................   20-39



      The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

      (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

      (3)   Exhibits

      The following exhibits are filed as part of this report.

       3.1  Certificate of Incorporation of Lakeview Financial Corp.*
       3.2  Bylaws of Lakeview Financial Corp.*
       4.0  Stock Certificate of Lakeview Financial Corp.*
      10.1  Form of Lakeview Savings Bank 1993 Stock Option Plans*
      10.2  Lakeview Savings Bank Management Stock Bonus Plan and Trust
            Agreement*
      10.3  Employment Agreements**
      10.4  Supplemental Retirement Plan for Senior Officers
      13.0  1996 Annual Report to Stockholders (filed herewith).
      21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries."
      23.0  Independent Auditors' Conent
      27.0  Financial Data Schedule***


* Incorporated herein by reference into this document from the Exhibits to Form S-4, Registration Statement, initially filed on April 13, 1994, Registration No. 33-77646.

** Incorporated herein by reference into this document from the Form 10-K for fiscal year ended July 31, 1994.

*** This schedule is only required to be filed via EDGAR pursuant to Item 601(c) of Regulation S-K.

            (b)   Reports on Form 8-K.

                  A Form 8-K was filed on June 20, 1996 regarding a subsidiary's interest in a public offering of common shares by IMC.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LAKEVIEW FINANCIAL CORP.



Dated:  October 29, 1996                  By:/s/ Kevin J. Coogan
                                             ---------------------------
                                             President, Chief Executive
                                             Officer and Director

      Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Kevin J. Coogan                  By:   /s/ Leo J. Dean
     -----------------------------------        -------------------------------
      Kevin J. Coogan                           Leo J. Dean
      President, Chief Executive Officer        Director
        and Director

Date: October 29, 1996                   Date: October 29, 1996


By:                                       By:
      ---------------------------------         -------------------------------
      Leo J. Costello                           Michael R. Rowe
      Chairman of the Board                     Director

Date: ________ __, 1996                   Date: ________ __, 1996


By:  /s/ Robert J. Davenport              By:   /s/ Dennis D. Pedra
     ----------------------------               -------------------------------
      Robert J. Davenport                       Dennis D. Pedra
      Director                                  Director

Date: October 29, 1996                    Date: October 29, 1996


By:                                       By:   /s/ Anthony G. Gallo
      ---------------------------               -------------------------------
      Vincent A. Scola                          Anthony G. Gallo
      Director                                  Vice President and Chief
                                                 Financial Officer

Date: ________ __, 1996                   Date: October 29, 1996