Form 10-Q
period 1996-10-31
LAKEVIEW FINANCIAL CORP /NJ/
filed 1996-12-16
CIK 921692

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended:     October 31, 1996

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                ------------------    ------------------

                         Commission file number: 0-25106

                            Lakeview Financial Corp.
                            ------------------------
             (Exact name of registrant as specified in its charter)

New Jersey                                         22-3334052
-------------------------------                -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

                   1117 Main Street Paterson, New Jersey 07503
               --------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (201) 742-3060
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: October 31, 1996
                                                    ----------------

            Class                                        Outstanding
----------------------------                          ----------------
$2.00 par value common stock                          2,486,643 shares

                    LAKEVIEW FINANCIAL CORP. and SUBSIDIARIES

                                    CONTENTS

PART I - FINANCIAL INFORMATION                                                         Page

Item 1:           Financial Statements

                  Unaudited Consolidated Statements of Financial Condition
                  as of October 31, 1996 and July 31, 1996                               3

                  Unaudited Consolidated Statements of Income for the Three
                  Months Ended October 31, 1996 and 1995                                 4

                  Unaudited Consolidated Statements of Shareholders' Equity for the
                  Three Months Ended October 31, 1996 and 1995                           5

                  Unaudited Consolidated Statements of Cash Flows for the Three
                  Months Ended October 31, 1996 and 1995                                 6

                  Notes to Unaudited Consolidated Financial Statements                   8

Item 2:           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   10

PART II -  OTHER INFORMATION

Item 1:           Legal Proceedings                                                     14

Item 2:           Changes in Securities                                                 14

Item 3:           Defaults Upon Senior Securities                                       14

Item 4:           Submission of Matters to a Vote of Security Holders                   14

Item 5:           Other Information                                                     14

Item 6:           Exhibits and Reports on Form 8-K                                      14

Signatures                                                                              15

LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF CONDITION
AS OF OCTOBER 31 AND JULY 31, 1996

-------------------------------------------------------------------------------------------------------

                                                                        (Unaudited)        (Unaudited)
                                                                        October 1996        July  1996
------------------------------------------------------------------------------------       ------------
Assets

Cash on hand and in banks                                                 $3,515,838        $6,902,040
Federal funds sold, net                                                            0                 0
------------------------------------------------------------------------------------      -------------
Total cash and cash equivalents                                            3,515,838         6,902,040

Investment securities held to maturity, net                               40,828,497        40,821,195
Investment securities available for sale, net                             97,757,990        89,967,424
Equity securities restricted for sale, market value of $31,159,800 and     7,806,358         7,806,358
    $19,942,272 at October 31, and July 31,1996
Mortgage-backed securities held to maturity, net                         117,066,467       121,461,936
Loans receivable, net                                                    179,222,659       163,457,374
Real estate owned, net                                                     1,754,500         1,666,533
Federal Home Loan Bank of New York stock, at cost                          2,519,900         2,587,400
Accrued interest receivable, net                                           4,066,524         3,646,512
Office properties and equipment, net                                       4,149,460         4,182,639
Excess of cost over fair value of assets acquired                          9,846,352        10,176,424
Other assets                                                               4,163,314         5,184,150
------------------------------------------------------------------------------------      ------------
Total assets                                                            $472,697,859      $457,859,985
====================================================================================      =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits                                                                $360,988,800      $354,246,770
Borrowings                                                                57,500,000        54,000,000
Borrowings - (ESOP) obligation                                               687,054           721,429

Advance payments by borrowers for taxes and insurance                      1,365,485         1,711,930
Other liabilities                                                          3,741,473         1,420,175
------------------------------------------------------------------------------------      -------------
Total liabilities                                                        424,282,812       412,100,304

Shareholders' Equity
--------------------
Common stock: $2.00 par value; authorized 10,000,000
    shares, issued 3,220,752 shares and outstanding
    2,486,643 shares at October 31, 1996                                   6,441,504         5,856,152
Additional paid-in capital                                                32,603,456        26,186,633
Retained income substantially restricted                                  23,347,721        29,984,480
Unrealized gain (loss) on securities available for sale,
    net of taxes                                                             423,929        (1,884,921)
Treasury stock at cost                                                   (10,782,620)      (10,655,120)
Common stock acquired by ESOP                                             (2,270,895)       (2,306,895)
Common stock acquired by MSBP                                             (1,348,048)       (1,420,648)
------------------------------------------------------------------------------------      -------------
Total shareholders' equity                                                48,415,047        45,759,681

------------------------------------------------------------------------------------      -------------
Total liabilities and shareholders' equity                              $472,697,859      $457,859,985
====================================================================================      =============

Stated book value per share                                                   $19.47            $18.36
Tangible book value per share                                                 $15.51            $14.28

See accompanying notes to consolidated financial statements.

LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTH ENDED OCTOBER 31, 1996 AND 1995

---------------------------------------------------------------------    ------------
                                                         (Unaudited)     (Unaudited)
                                                             1996            1995
---------------------------------------------------------------------    ------------

Interest income:
   Loans receivable                                        $3,763,828      $3,330,001
   Mortgage-backed securities held to maturity              1,967,158       2,847,112
   Investment securities held to maturity                     841,367       1,220,787
   Investment securities available for sale                 1,485,717          84,795
---------------------------------------------------------------------    ------------
      Total interest income                                 8,058,070       7,482,695

Interest expense:
   Interest on deposits                                     3,426,070       3,537,299
   Interest on borrowings                                     782,461         541,046
---------------------------------------------------------------------    ------------
      Total interest expense                                4,208,531       4,078,345

Net interest income before provision for loan losses        3,849,539       3,404,350
   Provision for loan losses                                  105,000         184,285
---------------------------------------------------------------------    ------------
Net interest income after provision for loan losses         3,744,539       3,220,065

Other Income:
   Loan fees and service charges                              272,468         271,021
   Gain on sale of investments                                764,050         526,275
   Other operating income                                     577,439         170,877
---------------------------------------------------------------------    ------------
      Total other income                                    1,613,957         968,173

Other expense:
   Employee compensation                                    1,252,992       1,111,133
   Office occupancy                                           228,799         195,653
   Loss from REO operation                                     19,561         306,153
   Other operating expense (note 1)                         2,969,922         705,331
   Amortization of goodwill                                   330,072         330,072
---------------------------------------------------------------------    ------------
      Total other expense                                   4,801,346       2,648,342

Net income before taxes                                       557,150       1,539,896
   Federal and state income taxes                             211,000         519,000
---------------------------------------------------------------------    ------------
Net Income                                                   $346,150      $1,020,896
=====================================================================    ============

Net income per share                                            $0.13           $0.38
Weighted average numbers of shares                          2,570,907       2,671,044

Note (1) Other expense,  in 1996,  includes a one time Federal Deposit Insurance
         Corporation (FDIC) insurance assessment of $2,218,674, for the quarter ended October 31, 1996.

LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED OCTOBER 31, 1996

                                                                                                       Net Unrealized
                                                                               Unallocated Unallocated    Loss On          Total
                                 Common   Additional  Retained     Treasury      Shares     Shares       Securities    Shareholders'
                                 Stock    Paid-in Cap  Income        Stock       of ESOP    of MSBP  Available For Sale    Equity
                               ---------- ----------- -----------  -----------  ---------   -----------  ---------      -----------

Balance at July 31, 1996       $5,856,152 $26,186,633 $29,984,480 ($10,655,120) ($2,306,895) ($1,420,648) ($1,884,921)  $45,759,681

Net income                           -           -        346,150         -            -            -            -          346,150

Change in unrealized loss on
securities available for sale,
  met of tax                         -           -           -            -            -            -       2,308,850     2,308,850

Amortization of ESOP shares          -         93,635        -            -          36,000         -            -          129,635

Amortization of MSBP shares          -         67,238                     -            -          72,600         -          139,838

Cash dividend distribution           -           -       (141,607)        -            -            -            -         (141,607)

Stock dividend                    585,352   6,255,950  (6,841,302)        -            -            -            -             -

Purchase of treasury stock           -           -           -        (127,500)        -            -            -         (127,500)
                               ---------- ----------- ----------- ------------  -----------  -----------  -----------   -----------

Balance at October 31, 1996    $6,441,504 $32,603,456 $23,347,721 ($10,782,620) ($2,270,895) ($1,348,048)    $423,929   $48,415,047
                               ========== =========== =========== ============  ===========  ===========  ===========   ===========



LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995

-------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)     (Unaudited)
                                                                               1996            1995
--------------------------------------------------------------------------------------     ------------

Cash flows from operating activities:
    Net Income                                                                $346,150       $1,020,896
Adjustment to reconcile net income to net cash provided
 by operating activities :
    Amortization of excess of cost over fair value of assets acquired          330,072          330,072
    Amortization of discounts and premiums, net                               (136,054)        (103,808)
    Provision for losses on loans                                              105,000          184,285
    Provision for losses on real estate owned                                        0          122,447
    Gain on sale of loans                                                         (813)          (4,715)
    (Gain) loss on sale of real estate owned, net                              (25,700)          15,032
    Net realized gains on sale of investments available for sale              (764,050)        (526,275)
    Increase in accrued interest receivable                                   (420,012)        (637,887)
    Decrease in deferred loan fees                                             (15,893)         (15,877)
    Decrease in other assets                                                 1,020,836          821,710
    Increase (decrease) in other liabilities                                 1,023,698       (2,721,317)
    Depreciation of office properties and equipment, net                        74,157           71,170
--------------------------------------------------------------------------------------     ------------
             Net cash provided by (used in) operating activities:            1,537,391       (1,444,267)

Cash flows from investing activities:
    Loan origination net of principal payments                             (15,977,407)      (4,284,615)
    Increase in Federal Home Loan Bank stock                                    67,500                0
    Purchase of investment securities available for sale                   (15,897,555)     (14,965,815)
    Proceeds from sale of investment securities available for sale          12,035,141        6,545,027
    Principal payments on investment securities available for sale             463,479                0
    Purchase of investment securities                                                0      (15,300,000)
    Proceeds from maturity of investment securities                                  0        6,796,117
    Purchase of mortgage-backed securities                                           0       (2,773,214)
    Principal payments on mortgage-backed securities                         4,444,417        7,975,602
    Proceeds from sale of real estate owned                                    120,233          251,520
    Increase in office properties and equipment                                (40,978)         (91,977)
--------------------------------------------------------------------------------------     ------------
             Net cash used in investing activities                         (14,785,170)     (15,847,355)


LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
FOR THE THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995

-------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)     (Unaudited)
                                                                               1996            1995
--------------------------------------------------------------------------------------     ------------

Cash flows from financing activities:
    Increase in deposits, net                                                6,742,031        3,462,406
    Increase in borrowings, net                                              3,465,625       11,965,625
    Decrease in advance payments by borrowers for taxes, net                  (346,445)         (93,326)
    Purchase of treasury stock                                                (127,500)      (1,497,188)
    Amortization of ESOP shares                                                129,635          103,488
    Amortization of MSBP shares                                                139,838          106,065
    Dividend paid                                                             (141,607)        (148,718)
--------------------------------------------------------------------------------------     ------------
             Net cash provided by financing activities                       9,861,577       13,898,352
--------------------------------------------------------------------------------------     ------------

             Net change in cash and cash equivalents                        (3,386,202)      (3,393,270)
Cash and cash equivalents at beginning of period                             6,902,040        8,021,666
--------------------------------------------------------------------------------------     ------------

Cash and cash equivalents at end of period                                  $3,515,838       $4,628,396
======================================================================================     ============

Cash paid during period for:

             Interest                                                       $3,426,070       $4,634,285
             Income Taxes                                                           $0               $0

Supplemental disclosures of non-cash investing activities:

             Transfer of loans receivable to real estate owned                $182,500          $29,921

                    LAKEVIEW FINANCIAL CORP. and SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

The consolidated financial statements include the accounts of Lakeview Financial Corp. (the "Company"), its wholly owned subsidiaries, Lakeview Savings Bank (the "Savings Bank"), Branchview, Inc., and its 90% owned subsidiary, Lakeview Mortgage Depot, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the statement of financial condition, statement of operations, and statement of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the three months ended October 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year July 31, 1997 or any other interim period.

These statements should be read in conjunction with the consolidated statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended July 31, 1996.

(2)  Net Income per Share

Net income per share was computed by dividing net income by the weighted average number of total common stock shares outstanding during the three month period ended October 31, 1996 and 1995. The weighted average number of shares includes an adjustment for the 10% stock dividend during the quarters ended January 31, 1995, January 31, 1996, and October 31, 1996. The weighted average number of shares outstanding include 54,304 shares committed to be released for the Savings Bank's ESOP.

(3)  Non Performing Loans and the Allowance for Loan Losses

Non performing loans at October 31, 1996, and July 31, 1996, are as follows:

                                     October 31, 1996         July 31,1996
                                     ----------------         ------------

Loans delinquent 90 days or more       $3,955,087              $2,910,953
As a percentage of total loans                2.2%                    1.8%

An analysis of the allowance for loan losses for the three month period ended October 31, 1996 and 1995 is as follows:

                                       For the three          For the three
                                       months ended           months ended
                                       October 31, 1996       October 31, 1995
                                       ----------------       ----------------

Balance at beginning of period            $3,073,158             $2,534,836

Provision charged to operations              105,000                184,285
Charge-offs,                                 (39,965)               (60,376)
Recoveries                                    10,981                 62,383
                                          ----------             ----------
Balance at end of period                  $3,149,174             $2,721,128
                                          ==========             ==========


(4)  Accounting for Employee Stock Ownership Plans

The Savings Bank accounts for its ESOP in accordance with Statement of Position No. 93-6, "Employees' Accounting for Employee Stock Ownership Plans: (SOP 93-6). SOP 93-6 requires the Savings Bank to record compensation expense equal to the fair value of shares when shares are committed to be released. The difference between the fair value of the shares committed to be released and the cost of those shares is charged or credited to additional paid-in capital.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

Lakeview Financial Corp. (the "Company") is organized as a unitary savings and loan holding company and owns all of the outstanding capital stock of Lakeview Savings Bank (the "Savings Bank"). The business of the Savings Bank and therefore, the Company, is the acceptance of savings deposits from the general public and the origination and purchase of mortgage loans in Northern New Jersey. The Savings Bank has eight office locations located in Bergen and Passaic Counties, New Jersey. The Company also has investments in two service corporations, Branchview, Inc. and Lakeview Mortgage Depot, Inc.

Comparison of Operating  Results For The Three Months Ended October 31, 1996 and
--------------------------------------------------------------------------------
1995
----

Net Income: Net income decreased $675 thousand, or 66.1%, to $346 thousand, for the three month period ended October 31, 1996, from $1.0 million, for the same period last year. The decrease in net income was the result of a $1.4 million ($2.2 million before tax benefit) of a special assessment required to recapitalize the Savings Association Insurance Fund (SAIF) of the FDIC, which was offset by an increase in net interest income and other income, net of taxes, of approximately $346,000 and $426,000, respectively.

Interest Income: Total interest income increased $575 thousand to $8.1 million for the quarter ended October 31, 1996, compared to $7.5 million for the quarter ended October 31, 1995. The increase was due to growth in interest earning assets and an increase in the average yield on interest earning assets from 7.52% to 7.54%. The average balance in interest earning assets for the three months increased $29.8 million, or 7.5% to $427.7 million from $397.9 million for the three months ended October 31, 1995.

Interest Expense: Total interest expense increased $130 thousand to $4.2 million for the quarter ended October 31, 1996, compared to $4.1 million for the quarter ended October 31, 1995. The increase was due to growth in the level of interest bearing liabilities, primarily in borrowings, offset by a decrease in the cost. Average interest bearing liabilities increased $25.6 million or 6.9% to $398.7 million for the quarter ended October 31, 1996, from $373.1 million for the quarter ended October 31, 1995. The cost decreased 15 basis points to 4.22% for the three months ended October 31, 1996 from 4.37% for the three months ended October 31, 1995.

Net Interest Income: Net interest income before provision for loan losses increased $445 thousand or 13.1%, to $3.8 million for the three months ended October 31, 1996, from $3.4 million for the three months ended October 31, 1995.

Provision For Loan Losses: For the comparison period, the provision for loan losses decreased $79,000, or 43.0%, to $105,000 compared to $184,000 for the same period ended October 31, 1995. Management of the Savings Bank regularly accesses the credit risk of the loan portfolio based on information available at such times, including trends in the local real estate market and levels of the Savings Bank's non-performing loans and assets. The assessment of the adequacy of the allowance for loan losses involve subjective judgement regarding future events and thus there can be no assurance that additional provision for loan losses will not be required in future periods.

Other Income: Other income increased $646 thousand during the comparison period to $1.6 million or 66.7%, from $968,000. The Company realized gains on investments available for sale increased from $526 thousand for the quarter ended October 31, 1995 to $764 thousand for the quarter ended October 31, 1996. This increase resulted from the sale of U. S. Government obligations, FNMA and other equity securities. The gains on the sale of securities for the quarter ended October 31, 1996, are not necessarily indicative of the gains that may be expected for the entire fiscal year ending July 31, 1997. Other operating income increased $406 thousand, or 237.8%, to $577 thousand for the quarter ended October 31, 1996, compared to $171 thousand for the quarter ended October 31, 1995, primarily attributed to the operations of the Company's subsidiary Lakeview Mortgage Depot, Inc.

Other Expense: For the comparison period, other expense increased $2.2 million, or 81.3%, to $4.8 million for the three months ended October 31, 1996, from $2.6 million for the three months ended October 31, 1995. Compensation increased $142,000, or 12.8% to $1,253,000 for the quarter ended October 31, 1996, from $1,111,000 for the three months ended October 31, 1995, primarily attributed to increased staffing of the Company's subsidiary, Lakeview Mortgage Depot, Inc. Other expense increased $2.3 million, or 321.1% to $2,970,000 at October 31, 1996 as compared to $705,000 at October 31, 1995. The increase was primarily the result of a $2.2 million special assessment required to recapitalize the SAIF. Offsetting these increases was a decrease in the net loss on real estate owned operations of $287,000 for the comparison period. Management will continue to liquidate real estate owned whenever possible.

Comparison of Financial Condition at October 31, 1996 and July 31, 1996
-----------------------------------------------------------------------

Total assets increased $14.8 million, or 3.2%, to $472.7 million at October 31, 1996, from $457.9 million at July 31, 1996. The increase was primarily due to increases in loans receivable, net, of $15.8 million, $420 thousand in accrued interest receivable, $7.8 million in investment securities available for sale, offsetting declines in cash and cash equivalents of $3.4 million and $4.4 million in mortgage-backed securities held to maturity.

Investment securities available for sale ("investment securities") increased $7.8 million to $97.8 million at October 31, 1996 from $90.0 million at July 31, 1996. The increase was mainly attributable to the purchase of investment securities in the amount of $15.9 million, an increase in market value of $3.6 million (before tax), offset by sales of $12.0 million, and principal payments of $463 thousand. Pursuant to SFAS 115, investment securities available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of income tax, as a separate component of equity.

Mortgage backed securities held to maturity decreased $4.4 million, or 3.6%, to $117.1 million at October 31, 1996, from $121.5 million at July 31, 1996. This was attributed to principal repayments of $4.4 million.

Loans receivable increased $15.8 million, or 9.6%, to $179.2 million at October 31, 1996, from $163.5 million at July 31, 1996. The increase is the result of the expansion of the Savings Bank's operations and the resultant higher volume of loan originations.

Deposits, after interest credited, increased $6.8 million, or 1.9%, to $361.0 million at October 31, 1996, from $354.2 million at July 31, 1996.

Borrowings increased $3.5 million, or 6.5%, to $57.5 million at October 31, 1996, from $54.0 million at July 31, 1996. During the period ended October 31, 1996, the Savings Bank used borrowings to fund the growth in loans receivable.

Shareholders' equity increased $2.7 million, or 5.8%, during the three months ended October 31, 1996, to $48.4 million. This was primarily due to an increase in the unrealized gains on securities available for sale, net of tax, of $2.3 million, amortization of ESOP shares of $269 thousand, and net income of $346 thousand, offset by cash dividends of $142 thousand and $128 thousand in purchase of treasury stock.

Non-Performing Assets
---------------------

Loans delinquent 90 days or more increased $1.0 million, or 35.9%, from $2.9 million at July 31, 1996. Delinquent loans 90 days or more past due totaled 2.21% of gross loans at October 31, 1996, compared to 1.78% of gross loans at July 31, 1996. This increase in 90 days or more delinquent loans is mainly attributable to one multi-family loan in the amount of $610,000. This multi-family loan is secured by a first lien on the multi-family unit for which the Savings Bank believes the allowance for loan losses is adequate at October 31, 1996. The Savings Bank's allowance for loan losses totaled

$3,149,174 at October 31, 1996, as compared to $3,073,158, at July 31, 1996.

Non-performing assets (loans 90 days or more delinquent, non-accrual loans, real estate owned and other non-performing assets) totaled $5.7 million or 1.2% of total assets at October 31, 1996, as compared to 1.0% of total assets at July 31, 1996.

Liquidity and Capital Resources
-------------------------------

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

The Savings Bank's liquid assets consist of cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets are dependent on the Savings Bank's operating, financing and investment activities during any given period. At October 31, 1996, cash and cash equivalents totaled $3,516,000.

The Savings Bank anticipates that it will have sufficient funds available to meet its current commitments. As of October 31, 1996, the Savings Bank had commitments to fund loans of $7,868,250.

The Savings Bank had leverage, Tier 1 and risk-based capital ratios of 7.4%, 14.2%, and 15.4% at October 31, 1996, which exceeded the FDIC's respective minimum requirements of 4.00%, 4.00% and 8.00%. The Savings Bank was classified as a "well capitalized" institution by the FDIC as of October 31, 1996.

Impact of Inflation and Changing Prices
---------------------------------------

The financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

                    LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

                  From time to time, the Savings Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans. Neither the Registrant nor the Savings Bank was engaged in any legal proceeding of a material nature at October 31, 1996.

ITEM 2.           CHANGES IN SECURITIES

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5.           OTHER MATERIALLY IMPORTANT EVENTS

                  On October 16, 1996, the Company announced that the Corporation's Board of Directors had declared a 10% stock dividend on the Corporation's common stock to shareholders of record on October 30, 1996, payable on or about November 13, 1996. In addition, on November 18, 1996, the Company announced a declaration of a cash dividend of $.0625 per share to shareholders of record on December 2, 1996, payable on December 16, 1996.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Lakeview Financial Corp.

Date: December 16, 1996

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