Form 10-Q
period 1996-12-31
LAKEVIEW FINANCIAL CORP /NJ/
filed 1997-03-10
CIK 921692

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997

                                      OR

  ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 NOT APPLICABLE
             ------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.             Yes    X           No
                                                    -----
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 28, 1997
                                                             -------------------

            Class                                               Outstanding
----------------------------                                 ----------------
$2.00 par value common stock                                 2,392,143 shares

                   LAKEVIEW FINANCIAL CORP. and SUBSIDIARIES

                                   CONTENTS

PART I - FINANCIAL INFORMATION                                            Page

Item 1:     Financial Statements

            Unaudited Consolidated Statements of Financial Condition
            as of January 31, 1997 and July 31, 1996                         3

            Unaudited Consolidated Statements of Income for the Three
            Months Ended January 31, 1997 and 1996                           4

            Unaudited Consolidated Statements of Income for the Six
            Months ended January 31, 1997 and 1996                           5

            Unaudited Consolidated Statements of Cash Flows for the Six
            Months Ended January 31, 1997 and 1996                           6

            Notes to Unaudited Consolidated Financial Statements             8

Item 2:     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             10

PART II -  OTHER INFORMATION

Item 1:     Legal Proceedings                                               16

Item 2:     Changes in Securities                                           16

Item 3:     Defaults Upon Senior Securities                                 16

Item 4:     Submission of Matters to a Vote of Security Holders             16

Item 5:     Other Information                                               16

Item 6:     Exhibits and Reports on Form 8-K                                16

Signatures                                                                  17

LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------


CONSOLIDATED STATEMENTS OF CONDITION
AS OF JANUARY 31, 1997 AND JULY 31, 1996
-------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)     (Unaudited)
                                                                          January 1997     July  1996
---------------------------------------------------------------------------------------  --------------
Assets
------
Cash on hand and in banks                                                  $  6,028,914    $  6,902,040
Federal funds sold, net                                                               0               0
---------------------------------------------------------------------------------------  --------------
Total cash and cash equivalents                                               6,028,914       6,902,040

Investment securities held to maturity, net                                  40,835,800      40,821,195
Investment securities available for sale, net                                81,146,085      89,967,424
Equity securities restricted for sale, market value of $41,546,400 and        7,806,358       7,806,358
  $19,942,272 at January 31, 1997 and July 31, 1996.
Mortgage-backed securities held to maturity, net                            111,783,302     121,461,936
Loans receivable, net                                                       196,678,964     163,457,374
Real estate owned, net                                                        1,387,717       1,666,533
Federal Home Loan Bank of New York stock, at cost                             3,550,000       2,587,400
Accrued interest receivable, net                                              3,536,380       3,646,512
Office properties and equipment, net                                          4,084,456       4,182,639
Excess of cost over fair value of assets acquired                             9,516,280      10,176,424
Other assets                                                                  5,444,246       5,184,150
---------------------------------------------------------------------------------------  --------------
Total assets                                                               $471,798,502    $457,859,985
=======================================================================================  ==============


Liabilities and Shareholders' Equity
Deposits                                                                   $361,303,456    $354,246,770
Borrowings                                                                   57,250,000      54,000,000
Borrowings - (ESOP) obligation                                                2,293,000         721,429

Advance payments by borrowers for taxes and insurance                         1,677,715       1,711,930
Other liabilities                                                             1,446,615       1,420,175
---------------------------------------------------------------------------------------  --------------
Total liabilities                                                           423,970,786     412,100,304

Shareholders' Equity
Common stock: $2.00 par value; authorized 10,000,000
  shares, issued 3,220,752 shares and outstanding
  2,418,643 shares at January 31, 1997                                        6,441,504       5,856,152
Additional paid-in capital                                                   32,827,206      26,186,633
Retained income substantially restricted                                     25,659,661      29,984,480
Unrealized loss in securities available for sale,
  net of taxes                                                               (1,151,020)     (1,884,921)
Treasury stock at cost                                                      (12,389,745)    (10,655,120)
Common stock acquired by ESOP                                                (2,284,442)     (2,306,895)
Common stock acquired by MSBP                                                (1,275,448)     (1,420,648)
---------------------------------------------------------------------------------------  --------------
Total shareholders' equity                                                   47,827,716      45,759,681

---------------------------------------------------------------------------------------  --------------
Total liabilities and shareholders' equity                                 $471,798,502    $457,859,985
=======================================================================================  ==============

Stated book value per share                                                      $19.77          $18.36
Tangible book value per share                                                    $15.84          $14.28



See accompanying notes to consolidated financial statements.

LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------


CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTH ENDED JANUARY 31, 1997  AND  1996
-----------------------------------------------------------------------------------
                                                        (Unaudited)    (Unaudited)
                                                        January 1997   January 1996
--------------------------------------------------------------------  -------------
Interest income:
  Loans receivable                                        $3,909,668     $3,439,987
  Mortgage-backed securities held to maturity              1,877,210      2,606,966
  Investment securities held to maturity                     908,651        737,229
  Investment securities available for sale                 1,287,429        749,098
--------------------------------------------------------------------  -------------
      Total interest income                                7,982,958      7,533,280

Interest expense:
  Interest on deposits                                     3,514,209      3,535,714
  Interest on borrowings                                     843,270        488,577
--------------------------------------------------------------------  -------------
      Total interest expense                               4,357,479      4,024,291

Net interest income before provision for loan losses       3,625,479      3,508,989
  Provision for loan losses                                  256,217        175,000
--------------------------------------------------------------------  -------------
Net interest income after provision for loan losses        3,369,262      3,333,989

Other Income:
  Loan fees and service charges                              301,872        290,137
  Gains on sale of investments                             2,415,030      1,357,886
  Other operating income                                     448,650         59,231
--------------------------------------------------------------------  -------------
      Total other income                                   3,165,552      1,707,254

Other expense:
  Employee compensation                                    1,385,437      1,195,255
  Office occupancy                                           234,941        218,274
  Loss from REO operations                                    81,341        141,277
  Other operating expense                                    616,579        793,773
  Amortization of goodwill                                   330,072        330,072
--------------------------------------------------------------------  -------------
      Total other expense                                  2,648,370      2,678,651

Net income before taxes                                    3,886,444      2,362,592
  Federal and state income taxes                           1,417,000        862,998
--------------------------------------------------------------------  -------------
Net Income                                                $2,469,444     $1,499,594
====================================================================  =============

Net income per share                                           $0.97          $0.58
Weighted average numbers of shares                         2,534,559      2,598,108


LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------



CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JANUARY 31, 1997 AND 1996
-----------------------------------------------------------------------------------
                                                        (Unaudited)    (Unaudited)
                                                            1997           1996
--------------------------------------------------------------------  -------------
Interest income:
  Loans receivable                                        $7,673,496     $6,769,988
  Mortgage-backed securities held to maturity              3,844,368      5,454,078
  Investment securities held to maturity                   1,750,018      1,958,016
  Investment securities available for sale                 2,773,146        833,893
--------------------------------------------------------------------  -------------
      Total interest income                               16,041,028     15,015,975

Interest expense:
  Interest on deposits                                     6,940,279      7,073,013
  Interest on borrowings                                   1,625,731      1,029,623
--------------------------------------------------------------------  -------------
      Total interest expense                               8,566,010      8,102,636

Net interest income before provision for loan losses       7,475,018      6,913,339
  Provision for loan losses                                  361,217        359,285
--------------------------------------------------------------------  -------------
Net interest income after provision for loan losses        7,113,801      6,554,054

Other Income:
  Loan fees and service charges                              574,340        561,158
  Gain on sale of investments                              3,179,080      1,884,161
  Other operating income                                   1,026,089        230,108
--------------------------------------------------------------------  -------------
      Total other income                                   4,779,509      2,675,427

Other expense:
  Employee compensation                                    2,638,429      2,306,388
  Office occupancy                                           463,740        413,927
  Loss from REO operation                                    100,902        447,430
  Other operating expense (1)                              3,586,501      1,499,104
  Amortization of goodwill                                   660,144        660,144
--------------------------------------------------------------------  -------------
      Total other expense                                  7,449,716      5,326,993

Net income before taxes                                    4,443,594      3,902,488
  Federal and state income taxes                           1,628,000      1,381,998
--------------------------------------------------------------------  -------------
Net Income                                                $2,815,594     $2,520,490
====================================================================  =============
Net income per share                                      $     1.10     $     0.95
Weighted average numbers of shares                         2,568,978      2,641,426


Note (1) Other expense, in fiscal 1997, includes a one time Federal Deposit Insurance Corporation (FDIC) insurance assessment of $2,218,674, for the quarter ended October 31, 1996.

LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR SIX MONTHS ENDED JANUARY 31, 1997 AND 1996
--------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)  (Unaudited)
                                                                                   1997         1996
--------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net Income                                                                  $2,815,594   $2,520,490
Adjustment to reconcile net income to net cash provided
 by (used in) operating activities :
    Amortization of excess of cost over fair value of assets acquired              660,144      660,144
    Amortization of discounts and premiums, net                                   (230,494)    (222,082)
    Provision for losses on loans                                                  361,217      359,285
    Provision for losses on real estate owned                                       43,783      172,447
    Gain on sale of loans                                                           (3,043)      (4,715)
    (Gain) loss on sale of real estate owned, net                                  (40,159)      25,443
    Net realized gains on sale of investments available for sale                (3,179,080)  (1,884,161)
    (Increase) decrease in accrued interest receivable                             110,132     (414,026)
    Decrease in deferred loan fees                                                 (27,867)     (32,695)
    (Increase) decrease in other assets                                           (260,095)     852,874
    Decrease in other liabilities                                                 (386,020)  (4,855,008)
    Depreciation of office properties and equipment, net                           152,070      144,457
---------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities:                         16,182   (2,677,547)

Cash flows from investing activities:
    Loan origination net of principal payments                                 (33,666,967) (17,661,657)
    Purchase of Federal Home Loan Bank stock                                      (962,600)           0
    Purchase of investment securities available for sale                       (37,772,666) (28,614,578)
    Proceeds from sale of investment securities available for sale              49,986,545   35,300,401
    Principal payments on investment securities available for sale                 981,738            0
    Purchase of investment securities                                           (2,000,000) (66,212,000)
    Proceeds from maturity of investment securities                              2,000,000   41,096,117
    Purchase of mortgage-backed securities                                               0   (2,773,214)
    Principal payments on mortgage-backed securities                             9,778,254   13,789,264
    Proceeds from sale of real estate owned                                        457,692      855,591
    Increase in office properties and equipment                                    (53,887)    (126,146)
---------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                   (11,251,890) (24,346,222)


LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------



CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
FOR SIX MONTHS ENDED JANUARY 31, 1997 AND 1996
---------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)  (Unaudited)
                                                                                   1997         1996
---------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Increase in deposits, net                                                    7,056,686    4,914,219
    Increase in borrowings, net                                                  4,821,571   21,831,250
    Decrease in advance payments by borrowers for taxes, net                       (34,215)    (182,151)
    Purchase of treasury stock                                                  (1,734,625)  (4,046,841)
    Amortization of ESOP shares                                                    339,838      248,370
    Amortization of MSBP shares                                                    212,438      246,447
    Dividend paid                                                                 (299,111)    (292,246)
---------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                10,362,582   22,719,048
---------------------------------------------------------------------------------------------------------

       Net change in cash and cash equivalents                                    (873,126)  (4,304,721)
Cash and cash equivalents at beginning of period                                 6,902,040    8,021,666
---------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                     $ 6,028,914  $ 3,716,945
=========================================================================================================


Cash paid during period for:

       Interest                                                                 $6,940,279   $7,073,013
       Income Taxes                                                             $1,500,000   $1,842,277

Supplemental disclosures of non-cash investing activities:

       Transfer of loans receivable to real estate owned                          $182,500      $92,322


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

These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the statement of financial condition, statement of operations, and statement of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the three months and six months ended January 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year July 31, 1997 or any other interim period.

These statements should be read in conjunction with the consolidated statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended July 31, 1996.

(2)  Net Income per Share

Net income per share was computed by dividing net income by the weighted average number of total common stock shares and average number of common stock equivalents outstanding during the three and six month periods ended January 31, 1997 and 1996. The weighted average number of shares includes an adjustment for the 10% stock dividend during the quarters ended January 31, 1995, January 31, 1996, and October 31, 1996. The weighted average number of shares outstanding include 73,027 shares committed to be released for the Savings Bank's ESOP.

(3)  Non Performing Loans and the Allowance for Loan Losses

Non performing loans at January 31, 1997, and July 31, 1996, are as follows:

                                       January 31, 1997         July 31,1996
                                       ----------------         ------------

Loans delinquent 90 days or more          $4,005,061              $2,910,953
As a percentage of total loans                   2.0%                    1.8%

An analysis of the allowance for loan losses for the six month period ended January 31, 1997 and 1996 is as follows:

                                    For the six             For the six
                                    months ended            months ended
                                    January 31, 1997        January 31, 1996
                                    ----------------        ----------------

Balance at beginning of period          $3,073,158              $2,534,836
Provision charged to operations            361,217                 359,285
Charge-offs,                              (342,811)               (100,803)
Recoveries                                  18,277                 157,352
                                         ---------               ---------
Balance at end of period                $3,109,841              $2,950,670
                                         =========               =========

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

Comparison of Operating Results For The Three Months Ended January 31, 1997 and
-------------------------------------------------------------------------------
1996
----

Net Income: Net income increased $970 thousand, or 64.7%, to $2.5 million, for the three month period ended January 31, 1997, from $1.5 million, for the same period last year. The increase in net income was primarily the result of an increase in gains on the sale of investments and other operating income, net of taxes of approximately $677,000 and $249,000, respectively.

Interest Income: Total interest income increased $450 thousand to $8.0 million for the quarter ended January 31, 1997, compared to $7.5 million for the quarter ended January 31, 1996. The increase was mainly due to growth primarily in loans receivable, net. The average balance in interest earning assets for the three months increased $26.9 million, or 6.62% to $432.7 million from $405.8 million for the three months ended January 31, 1996.

Interest Expense: Total interest expense increased $333 thousand to $4.4 million for the quarter ended January 31, 1997, compared to $4.0 million for the quarter ended January 31, 1996. The increase was due to growth in the level of interest bearing liabilities, primarily in borrowings, as well as a modest increase in the average cost. Average interest bearing liabilities increased $28.9 million or 7.7% to $403.5 million for the quarter ended January 31, 1997, from $374.6 million for the quarter ended January 31, 1996. The cost increased 2 basis points to 4.32% for the three months ended January 31, 1997 from 4.30% for the three months ended January 31, 1996.

Net Interest Income: Net interest income before provision for loan losses increased $116 thousand or 3.3%, to $3.6 million for the three months ended January 31, 1997, from $3.5 million for the three months ended January 31, 1996.

Provision For Loan Losses: For the comparison period, the provision for loan losses increased $81,000, or 46.4%, to $256,000 compared to $175,000 for the same period ended January 31, 1996, due to loan growth and increase in non-performing loans. Management of the Savings Bank regularly accesses the credit risk of the loan portfolio based on information available at such times, including trends in the local real estate market and levels of the Savings Bank's non-performing loans and assets. The assessment of the adequacy of the allowance for loan losses involve subjective judgement regarding future events and thus there can be no assurance that additional provision for loan losses will not be required in future periods.

Other Income: Other income increased $1.5 million during the comparison period to $3.2 million or 85.4%, from $1.7 million. The Company realized gains on investments available for sale of $1.4 million for the quarter ended January 31, 1996 and $2.4 million for the quarter ended January 31, 1997. This increase resulted from the sale of U. S. Government obligations, FNMA and other equity securities. The gains on the sale of securities for the quarter ended January 31, 1997, are not necessarily indicative of the gains that may be expected for the entire fiscal year ending July 31, 1997. Other operating income increased $389 thousand, or 657.5%, to $449 thousand for the quarter ended January 31, 1997, compared to $59 thousand for the quarter ended January 31, 1996, primarily attributed to the operations of the Company's subsidiary Lakeview Mortgage Depot, Inc. Such subsidiary began operations in October 1995.

Other Expense: For the comparison period, other expense decreased $30 thousand, or 1.1%, to $2.6 million for the three months ended January 31, 1997, from $2.7 million for the three months ended January 31, 1996. Other operating expense decreased $177 thousand or 22.3% to $617 thousand for the quarter ended January 31, 1997, from $794 thousand for the quarter ended January 31, 1996, primarily attributable to the decrease in Federal Deposit Insurance expense. Net loss on real estate owned operations decreased $60 thousand for the comparison period. Management will continue to liquidate real estate owned whenever possible. Offsetting these decreases was a increase in compensation of $190 thousand for the comparison period. Compensation primarily attributed to increased staffing of the Company's subsidiary, Lakeview Mortgage Depot, Inc.

Comparison  of Operating  Results For The Six Months Ended  January 31, 1997 and
--------------------------------------------------------------------------------
1996
----

Net Income: Net income increased $295 thousand, or 11.8% to $2.8 million, for the six month period ended January 31, 1997, from $2.5 million, for the same period last year. The increase in net income was primarily the result of increases in net interest income and other operating income, net of taxes, of approximately $360 thousand and $1.3 million, respectively. Offsetting the increase was $1.4 million ($2.2 million before tax benefit) of a special assessment required to recapitalize the Savings Association Insurance Fund

(SAIF) of the FDIC.

Interest Income: Total interest income increased $1.0 million to $16.0 million for the six months ended January 31, 1997, compared to $15.0 million for the six months ended January 31, 1996. The increase was due to growth in interest earning assets, primarily in loans receivable, net and an increase in the average yield on interest earning assets from 7.46% to 7.48%. The average balance in interest earnings assets for the six months increased $26.7 million, or 6.6% to $429.1 million from $402.4 million for the six months ended January 31, 1996.

Interest Expense: Total interest expense increased $463 thousand to $8.6 million for the six months ended January 31, 1997, compared to $8.1 million for the six months ended January 31, 1996. The increase was due to growth in the level of interest bearing liabilities, primarily in borrowings, offset by a decrease in the cost. Average interest bearing liabilities increased $29.1 million or 7.8% to $401.3 million for the six months ended January 31, 1997, from $372.2 million for the six months ended January 31, 1996. The cost decreased 8 basis points to 4.27% for the six months ended January 31, 1997 from 4.35% for the six months ended January 31, 1996.

Net Interest Income: Net interest income before provision for loan losses increased $562 thousand or 8.1%, to $7.5 million for the six months ended January 31, 1997 from $6.9 million for the six months ended January 31, 1996.

Other Income: Other income increased $2.1 million during the comparison period to $4.8 million or 78.6 %, from $2.7 million. The Company realized gains on investments available for sale of $1.8 million for the six months ended January 31, 1996 and $3.2 million for the six months ended January 31, 1997. This increase resulted from the sale of U. S. Government obligations, FNMA and other equity securities. The gains on the sale of securities for six months ended January 31, 1997, are not necessarily indicative of the gains that may be expected for the entire fiscal year ending July 31, 1997. Other operating income increased $796 thousand, or 345.9%, to $1.0 million for the six months ended January 31, 1997, compared to $230 thousand for the six months ended January 31, 1996, primarily attributed to the operations of the Company's subsidiary Lakeview Mortgage Depot, Inc.

Other Expense: For the comparison period, other expense increased $2.1 million, or 39.8%, to 7.4 million for the six months ended January 31, 1997, from $5.3 million for the six months ended January 31, 1996. Compensation increased $332 thousand or 14.4% to $2.6 million for the six months ended January 31, 1997, from $2.3 million for the six months ended January 31, 1996, primarily attributed to increased staffing of the Company's subsidiary, Lakeview Mortgage Depot, Inc. Other operating expense increased $2.1 million, or 139.2% to $3.6 million at January 31, 1997 as compared to $1.5 million at January 31, 1996. The increase was primarily the result of a $2.2 million special assessment required to recapitalize the SAIF. Offsetting these increases was a decrease in the net loss on real estate owned operations of $347 thousand for the comparison period. Management will continue to liquidate real estate owned whenever possible.

Comparison of Financial Condition at January 31, 1997 and July 31, 1996
-----------------------------------------------------------------------

Total assets increased $13.9 million, or 3.0%, to $471.8 million at January 31, 1997, from $457.9 million at July 31, 1996. The increase was primarily due to increases in loans receivable, net, of $33.2 million and $963 thousand in Federal Home Loan Bank Stock, offsetting declines in cash and cash equivalents of $873 thousand, $9.7 million in mortgage-backed securities held to maturity, and $8.8 million in investment securities available for sale.

Investment securities available for sale ("investment securities") decreased $8.8 million to $81.1 million at January 31, 1997 from $90.0 million at July 31, 1996. The decrease was mainly attributable to the sale of investment securities in the amount of $46.8 million and principal payments of $982 thousand offset by an increase in market value of $1.1 million (before tax), and purchases of $37.8 million. Pursuant to SFAS 115, investment securities available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of income tax, as a separate component of equity.

Mortgage backed securities held to maturity decreased $9.7 million, or 8.7%, to $111.8 million at January 31, 1997, from $121.5 million at July 31, 1996. This was attributed to principal repayments of $9.8 million.

Loans receivable increased $33.2 million, or 16.9%, to $196.7 million at January 31, 1997, from$163.5 million at July 31, 1996. The increase is the result of the expansion of the Savings Bank's operations and the resultant higher volume of loan originations.

Deposits, after interest credited, increased $7.1 million, or 2.0%, to $361.3 million at January 31, 1997, from $354.2 million at July 31, 1996. The increase was mainly attributed to interest credited to deposits of $6.9 million and a net increase in deposits before interest of $200 thousand.

Borrowings increased $3.2 million, or 5.7%, to $57.2 million at January 31, 1997, from $54.0 million at July 31, 1996. During the period ended January 31, 1997, the Savings Bank used borrowings, deposits, and investment securities available for sale ("investment securities") to fund the growth in loans receivable.

Shareholders' equity increased $2.1 million, or 4.3%, during the six months ended January 31, 1997, to $47.8 million. This was primarily due to a decrease in the unrealized loss on securities available for sale, net of tax, of $734 thousand, amortization of ESOP shares of

$340 thousand, and net income of $2.8 million, offset by cash dividends of $299 thousand, and $1.7 million in purchase of common stock.

Non-Performing Assets
---------------------

Loans delinquent 90 days or more increased $1.1 million, or 37.6%, from $2.9 million at July 31, 1996. Delinquent loans 90 days or more past due totaled 2.04% of gross loans at January 31, 1997, compared to 1.78% of gross loans at July 31, 1996. This increase is mainly attributed to a $1.2 million increase in 90 day or more delinquent loans, offset by $183 thousand transferred to Real Estate Owned. The increase is related to first mortgage loans with the largest being approximately $320 thousand, which was paid-off in February 1997. The Savings Bank's allowance for loan losses totaled $3,109,841 at January 31, 1997, as compared to $3,073,158, at July 31, 1996.

Non-performing assets (loans 90 days or more delinquent, non-accrual loans, real estate owned and other non-performing assets) totaled $5.4 million or 1.1% of total assets at January 31, 1997, as compared to 1.0% of total assets at July 31, 1996.

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

The Savings Bank's liquid assets consist of cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets are dependent on the Savings Bank's operating, financing and investment activities during any given period. At January 31, 1997, cash and cash equivalents totaled $6,028,914.

The Savings Bank anticipates that it will have sufficient funds available to meet its current commitments. As of January 31, 1997, the Savings Bank had commitments to fund loans of $3,750,500.

The Savings Bank had leverage, Tier 1 and risk-based capital ratios of 7.5%, 14.6%, and 15.8% at January 31, 1997, which exceeded the FDIC's respective minimum requirements of 4.00%, 4.00% and 8.00%. The Savings Bank was classified as a "well capitalized" institution by the FDIC as of January 31, 1997.

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

                      LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
                                       PART II

ITEM 1.     LEGAL PROCEEDINGS

            From time to time, the Savings Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans. Neither the Registrant nor the Savings Bank was engaged in any legal proceeding of a material nature at January 31, 1997.

ITEM 2.     CHANGES IN SECURITIES

            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

ITEM 5.     OTHER MATERIALLY IMPORTANT EVENTS

            On February 19, 1997, the Company announced a declaration of a cash dividend of $.0625 per share to shareholders of record on March 5, 1997, payable on March 19, 1997.

            Lakeview Financial Corp., through its subsidiary Branchview, Inc., received 545,455 shares of IMC common stock in exchange for its partnership interest. This investment was further increased through the purchase of an additional 285,473 shares of common stock of IMC. As of January 31, 1997, these shares had a value in excess of $41.5 million. Due to a restriction on the sale or transfer of these shares of common stock, Lakeview is required to carry the stock at the historical cost basis of $7.8 million, until the restrictions are removed, or within one year of the restriction expiring, at which time the shares will be carried at fair value. The market trading value of this equity investment, IMC common stock, has an indirect effect on the market value of Lakeview Financial Corp. common stock. However, this is not based on the performance of IMC, but on the market value of IMC common stock. The investment in IMC (whose purpose is to originate and securitize equity mortgage products) offers opportunity for high rates of return in a high growth industry, however there is no assurance that such high rates of return or the volume of loan originations will be attained. In addition there is no assurance that the market value of IMC common stock will be maintained or increase subsequent to the sale or transfer restrictions being removed.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            Exhibit 27.0. Financial Data Schedule (included in electronic filing only).

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Lakeview Financial Corp.


Date: March 10, 1997

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