Form 10-Q
period 1997-04-30
LAKEVIEW FINANCIAL CORP /NJ/
filed 1997-06-09
CIK 921692

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ----        EXCHANGE ACT OF 1934

For the quarterly period ended:     April 30, 1997

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----         EXCHANGE ACT OF 1934

For the transition period from                     to
                                ------------------    ------------------

                         Commission file number: 0-25106

                            Lakeview Financial Corp.
             (Exact name of registrant as specified in its charter)

New Jersey                                                    22-3334052
---------------------------------------------------    ------------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 31, 1997
                                                    ------------

            Class                                            Outstanding
----------------------------                              ----------------
$2.00 par value common stock                              2,267,465 shares

                    LAKEVIEW FINANCIAL CORP. and SUBSIDIARIES


                                    CONTENTS

PART I - FINANCIAL INFORMATION                                              Page

Item 1:           Financial Statements

                  Unaudited Consolidated Statements of Financial Condition
                  as of April 30, 1997 and July 31, 1996                      3

                  Unaudited Consolidated Statements of Income for the Three
                  Months Ended April 30, 1997 and 1996                        4

                  Unaudited Consolidated Statements of Income for the Nine
                  Months ended April 30, 1997 and 1996                        5

                  Unaudited Consolidated Statements of Cash Flows for the Nine
                  Months Ended April 30, 1997 and 1996                        6

                  Notes to Unaudited Consolidated Financial Statements        8

Item 2:           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         10

PART II -  OTHER INFORMATION

Item 1:           Legal Proceedings                                           16

Item 2:           Changes in Securities                                       16

Item 3:           Defaults Upon Senior Securities                             16

Item 4:           Submission of Matters to a Vote of Security Holders         16

Item 5:           Other Information                                           16

Item 6:           Exhibits and Reports on Form 8-K                            16

Signatures                                                                    17

LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF CONDITION
AS OF APRIL 30, 1997 AND JULY 31, 1996

----------------------------------------------------------------------------------------  ------------

                                                                           (Unaudited)    (Unaudited)
                                                                            April 1997     July  1996
----------------------------------------------------------------------------------------  ------------
Assets
Cash on hand and in banks                                                    $6,663,844     $6,902,040
Federal funds sold, net                                                               0              0
----------------------------------------------------------------------------------------  ------------
Total cash and cash equivalents                                               6,663,844      6,902,040

Investment securities held to maturity, net                                  41,343,102     40,821,195
Investment securities available for sale, net                                82,559,057     89,967,424
Equity securities restricted for sale, market value of $18,695,880 and        7,806,358      7,806,358
  $19,942,272 at April 30, 1997 and July 31, 1996.
Mortgage-backed securities held to maturity, net                            106,382,267    121,461,936
Loans receivable, net                                                       207,311,271    163,457,374
Real estate owned, net                                                        1,709,776      1,666,533
Federal Home Loan Bank of New York stock, at cost                             3,550,000      2,587,400
Accrued interest receivable, net                                              3,965,816      3,646,512
Office properties and equipment, net                                          4,074,368      4,182,639
Excess of cost over fair value of assets acquired                             9,186,207     10,176,424
Other assets                                                                  7,093,947      5,184,150
----------------------------------------------------------------------------------------  ------------
Total assets                                                               $481,646,013   $457,859,985
----------------------------------------------------------------------------------------  ------------
----------------------------------------------------------------------------------------  ------------


Liabilities and Shareholders' Equity
------------------------------------
Deposits                                                                   $373,514,304   $354,246,770
Borrowings                                                                   56,500,000     54,000,000
Borrowings - (ESOP) obligation                                                2,279,500        721,429

Advance payments by borrowers for taxes and insurance                         2,131,202      1,711,930
Other liabilities                                                             1,383,765      1,420,175
----------------------------------------------------------------------------------------  ------------
Total liabilities                                                           435,808,771    412,100,304

Shareholders' Equity
--------------------
Common stock: $2.00 par value; authorized 10,000,000
  shares, issued 3,220,752 shares and outstanding
  2,302,465 shares at April 30, 1997                                          6,441,504      5,856,152
Additional paid-in capital                                                   32,923,911     26,186,633
Retained income substantially restricted                                     26,852,672     29,984,480
Unrealized loss on securities available for sale,
  net of taxes                                                               (1,063,254)    (1,884,921)
Treasury stock at cost                                                      (15,955,996)   (10,655,120)
Common stock acquired by ESOP                                                (2,158,747)    (2,306,895)
Common stock acquired by MSBP                                                (1,202,848)    (1,420,648)
----------------------------------------------------------------------------------------  ------------
Total shareholders' equity                                                   45,837,242     45,759,681

----------------------------------------------------------------------------------------  ------------
Total liabilities and shareholders' equity                                 $481,646,013   $457,859,985
----------------------------------------------------------------------------------------  ------------
----------------------------------------------------------------------------------------  ------------

Stated book value per share                                                      $19.91         $18.36
Tangible book value per share                                                    $15.92         $14.28

See accompanying notes to unaudited consolidated financial statements.

LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED APRIL 30, 1997  AND  1996

-------------------------------------------------------------------------------------
                                                          (Unaudited)    (Unaudited)
                                                           April 1997     April 1996
-----------------------------------------------------------------------  ------------
Interest income:
   Loans receivable                                         $4,495,467     $3,523,076
   Mortgage-backed securities held to maturity               1,764,675      2,092,479
   Investment securities held to maturity                      855,368        308,059
   Investment securities available for sale                  1,256,577      1,772,832
-----------------------------------------------------------------------  ------------
        Total interest income                                8,372,087      7,696,446

Interest expense:
   Interest on deposits                                      3,450,719      3,484,840
   Interest on borrowings                                      860,813        665,484
-----------------------------------------------------------------------  ------------
        Total interest expense                               4,311,532      4,150,324

Net interest income before provision for loan losses         4,060,555      3,546,122
   Provision for loan losses                                   300,000        184,043
-----------------------------------------------------------------------  ------------
Net interest income after provision for loan losses          3,760,555      3,362,079

Other Income:
   Loan fees and service charges                               308,063        276,014
   Gains (loss) on sale of investments                         (21,923)       738,400
   Other operating income                                      685,811        682,635
-----------------------------------------------------------------------  ------------
        Total other income                                     971,951      1,697,049

Other expense:
   Employee compensation                                     1,486,622      1,283,770
   Office occupancy                                            229,370        235,301
   Loss from REO operations                                     34,561         40,306
   Other operating expense                                     766,315        726,170
   Amortization of goodwill                                    330,072        330,072
-----------------------------------------------------------------------  ------------
        Total other expense                                  2,846,940      2,615,619

Net income before taxes                                      1,885,566      2,443,509
   Federal and state income taxes                              546,394        936,000
-----------------------------------------------------------------------  ------------
Net Income                                                  $1,339,172     $1,507,509
-----------------------------------------------------------------------  ------------
-----------------------------------------------------------------------  ------------

Net income per share                                             $0.54          $0.61
Weighted average numbers of shares                           2,492,578      2,480,814


See accompanying notes to unaudited consolidated financial statements.

LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED APRIL 30, 1997 AND 1996

--------------------------------------------------------------------------------------
                                                          (Unaudited)    (Unaudited)
                                                              1997           1996
-----------------------------------------------------------------------  -------------
Interest income:
   Loans receivable                                        $12,168,963    $10,293,064
   Mortgage-backed securities held to maturity               5,609,043      7,546,557
   Investment securities held to maturity                    2,605,386      2,266,075
   Investment securities available for sale                  4,029,723      2,606,725
-----------------------------------------------------------------------  -------------
        Total interest income                               24,413,115     22,712,421

Interest expense:
   Interest on deposits                                     10,390,998     10,557,853
   Interest on borrowings                                    2,486,544      1,695,107
-----------------------------------------------------------------------  -------------
        Total interest expense                              12,877,542     12,252,960

Net interest income before provision for loan losses        11,535,573     10,459,461
   Provision for loan losses                                   661,217        543,328
-----------------------------------------------------------------------  -------------
Net interest income after provision for loan losses         10,874,356      9,916,133

Other Income:
   Loan fees and service charges                               882,403        837,172
   Gain on sale of investments                               3,157,157      2,622,561
   Other operating income                                    1,711,900        912,743
-----------------------------------------------------------------------  -------------
        Total other income                                   5,751,460      4,372,476

Other expense:
   Employee compensation                                     4,125,051      3,590,158
   Office occupancy                                            693,110        649,228
   Loss from REO operation                                     135,463        487,736
   Other operating expense (1)                               4,352,816      2,225,274
   Amortization of goodwill                                    990,216        990,216
-----------------------------------------------------------------------  -------------
        Total other expense                                 10,296,656      7,942,612

Net income before taxes                                      6,329,160      6,345,997
   Federal and state income taxes                            2,174,394      2,317,998
-----------------------------------------------------------------------  -------------
Net Income                                                  $4,154,766     $4,027,999
-----------------------------------------------------------------------  -------------
-----------------------------------------------------------------------  -------------

Net income per share                                             $1.62          $1.54
Weighted average numbers of shares                           2,562,385      2,612,999

Note (1)Other expense, in fiscal 1997, includes a one time Federal Deposit Insurance Corporation (FDIC) insurance assessment of $2,218,674, for the quarter ended October 31, 1996.

See accompanying notes to unaudited consolidated financial statements.

LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 1997 AND 1996

----------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)    (Unaudited)
                                                                                 1997           1996
------------------------------------------------------------------------------------------  --------------
Cash flows from operating activities:
    Net Income                                                                 $4,154,766     $4,027,999
Adjustment to reconcile net income to net cash provided
 by operating activities :
    Amortization of excess of cost over fair value of assets acquired             990,217        990,216
    Amortization of discounts and premiums, net                                  (289,971)      (300,039)
    Provision for losses on loans                                                 661,217        543,328
    Provision for losses on real estate owned                                      43,783        222,447
    Gain on sale of loans                                                          (5,104)        (9,598)
    Gain on sale of real estate owned, net                                        (37,624)       (18,972)
    Net realized gains on sale of investments available for sale               (3,157,157)    (2,622,561)
    Increase in accrued interest receivable                                      (319,304)    (1,098,598)
    Decrease in deferred loan fees                                                (28,012)       (51,923)
    Increase in other assets                                                   (1,909,797)    (2,121,391)
    Decrease in other liabilities                                                (498,196)    (3,112,236)
    Depreciation of office properties and equipment, net                          200,190        219,178
------------------------------------------------------------------------------------------  --------------
         Net cash used in operating activities:                                  (194,992)    (3,332,150)

Cash flows from investing activities:
    Loan origination net of principal payments                                (45,142,766)   (24,266,660)
    Increase in Federal Home Loan Bank stock                                     (962,600)             0
    Purchase of investment securities available for sale                      (43,592,779)   (34,879,462)
    Proceeds from sale of investment securities available for sale             51,172,278     41,411,203
    Proceeds from maturity of investment securities available for sale          3,000,000     10,250,000
    Principal payments on investment securities available for sale              1,331,532        804,449
    Purchase of investment securities                                          (2,500,000)   (90,953,530)
    Proceeds from maturity of investment securities                             2,000,000     41,096,117
    Purchase of mortgage-backed securities                                              0     (2,773,214)
    Principal payments on mortgage-backed securities                           15,212,970     18,903,934
    Proceeds from sale of real estate owned                                       684,074      1,393,274
    Increase in office properties and equipment                                   (91,919)      (127,847)
------------------------------------------------------------------------------------------  --------------
         Net cash used in investing activities                                (18,889,210)   (39,141,736)


LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
FOR THE NINE MONTHS ENDED APRIL 30, 1997 AND 1996

----------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)    (Unaudited)
                                                                                1997           1996
------------------------------------------------------------------------------------------  --------------
Cash flows from financing activities:
    Increase in deposits, net                                                  19,267,534     10,403,523
    Increase in borrowings, net                                                 4,058,071     33,846,875
    Increase (decrease) in advance payments by borrowers for taxes, net           419,272        (31,806)
    Purchase of treasury stock                                                 (5,300,876)    (6,685,014)
    Amortization of ESOP shares                                                   562,238        377,624
    Amortization of MSBP shares                                                   285,038        365,267
    Dividend paid                                                                (445,272)      (440,966)
------------------------------------------------------------------------------------------  --------------
         Net cash provided by financing activities                             18,846,005     37,835,503
------------------------------------------------------------------------------------------  --------------

         Net change in cash and cash equivalents                                 (238,196)    (4,638,383)
Cash and cash equivalents at beginning of period                                6,902,040      8,021,666
------------------------------------------------------------------------------------------  --------------

Cash and cash equivalents at end of period                                     $6,663,844     $3,383,283
------------------------------------------------------------------------------------------  --------------
------------------------------------------------------------------------------------------  --------------



Cash paid during period for:

         Interest                                                             $10,390,998    $10,557,853
         Income Taxes                                                          $1,735,153     $1,842,277

Supplemental disclosures of non-cash investing activities:

         Transfer of loans receivable to real estate owned                       $733,476       $224,132
         Transfer of securities to securities available for sale                       $0   $112,605,094

See accompanying notes to unaudited consolidated financial statements.

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

These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the statement of financial condition, statement of operations, and statement of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the three months and nine months ended April 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year July 31, 1997 or any other interim period.

These statements should be read in conjunction with the consolidated statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended July 31, 1996.

(2)  Net Income per Share

Net income per share was computed by dividing net income by the weighted average number of total common stock shares and average number of common stock equivalents outstanding during the three and nine month periods ended April 30, 1997 and 1996. The weighted average number of shares were adjusted for the 10% stock dividend which was declared during the quarters ended January 31, 1995, January 31, 1996, and October 31, 1996. At April 30, 1997 and 1996 respectively, the weighted average number of shares outstanding include 87,471 and 45,144 shares committed to be released for the Savings Bank's ESOP.

(3)  Non Performing Loans and the Allowance for Loan Losses

Non performing loans at April 30, 1997, and July 31, 1996, are as follows:

                                                     April 30, 1997           July 31,1996
                                                     --------------           ------------

Loans delinquent 90 days or more                     $3,027,790                 $2,910,953
As a percentage of total loans                              1.5%                       1.8%


An analysis of the allowance for loan losses for the nine month periods ended April 30, 1997 and 1996 is as follows:


                                              For the nine        For the nine
                                              months ended        months ended
                                             April 30, 1997      April 30, 1996
                                            ---------------      --------------

Balance at beginning of period                 $3,073,158          $2,534,836
Provision charged to operations                   661,217             543,328
Charge-offs,                                     (602,543)           (393,646)
Recoveries                                         30,225             272,407
                                                ---------           ---------
Balance at end of period                       $3,162,057          $2,956,925
                                               ==========          ==========


(4)      Employee Stock Ownership Plan (ESOP) Obligation

During the quarter ended April 30, 1997, the Savings Bank borrowed $2.3 million from a third party lender, at an interest rate of 5.7%, for the purchase of 84,744 shares of Lakeview Financial Corp. common stock for the ESOP. The interest rate for the loan changes monthly and interest payments are due monthly.

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

Comparison  of  Operating  Results For The Three Months Ended April 30, 1997 and
1996
--------------------------------------------------------------------------------

Net Income: Net income decreased $168 thousand, or 11.2%, to $1.3 million, for the three month period ended April 30, 1997, from $1.5 million, for the same period last year. The decrease in net income was primarily the result of a decrease in gains on the sale of investments, an increase in the provision for loan losses and employee compensation, net of taxes of approximately $532,000, $81,000, and $142,000, respectively. Offsetting the decreases was an increase in net interest income of, net of taxes, approximately $360,000.

Interest Income: Total interest income increased $676 thousand to $8.4 million for the quarter ended April 30, 1997, compared to $7.7 million for the quarter ended April 30, 1996. The increase was mainly due to growth primarily in loans receivable, net. The average balance in interest earning assets for the three months increased $19.5 million, or 4.7% to $436.5 million from $417.0 million for the three months ended April 30, 1996.

Interest Expense: Total interest expense increased $161 thousand to $4.3 million for the quarter ended April 30, 1997, compared to $4.2 million for the quarter ended April 30, 1996. The increase was due to growth in the level of interest bearing liabilities, primarily in deposits, offset by a modest decrease in the average cost. Average interest bearing liabilities increased $22.9 million or 5.9% to $410.5 million for the quarter ended April 30, 1997, from $387.6 million for the quarter ended April 30, 1996. The cost decreased 8 basis points to 4.20% for the three months ended April 30, 1997 from 4.28% for the three months ended April 30, 1996.

Net Interest Income: Net interest income before provision for loan losses increased $514 thousand or 14.5%, to $4.1 million for the three months ended April 30, 1997, from $3.5 million for the three months ended April 30, 1996.

Provision For Loan Losses: For the comparison period, the provision for loan losses increased $116,000, or 63.0%, to $300,000 compared to $184,000 for the same period ended April 30, 1996, due to loan growth. Management of the Savings Bank regularly accesses the credit risk of the loan portfolio based on information available at such times, including trends in the local real estate market and levels of the Savings Bank's non-performing loans and assets. The assessment of the adequacy of the allowance for loan losses involve subjective judgement regarding future events and thus there can be no assurance that additional provision for loan losses will not be required in future periods.

Other Income: Other income decreased $725 thousand during the comparison period to $972 thousand or 42.8%, from $1.7 million. The Company realized gains on investments available for sale of $738 thousand for the quarter ended April 30, 1996 and a loss of $22 thousand for the quarter ended April 30, 1997. This decrease resulted from the sale of U. S. Government obligations. The loss on the sale of securities for the quarter ended April 30, 1997, are not necessarily indicative of the losses that may be expected for the entire fiscal year ending July 31, 1997.

Other Expense: For the comparison period, other expense increased $231 thousand, or 8.8%, to $2.8 million for the three months ended April 30, 1997, from $2.6 million for the three months ended April 30, 1996. The increase in other expense was primarily the result of an increase in compensation expense. Compensation expense increased $203 thousand, or 15.8%, to $1.5 million for the quarter ended April 30, 1997, compared to $1.3 million for the quarter ended April 30, 1996. The increase in compensation was primarily attributed to increased staffing of the Company's subsidiary, Lakeview Mortgage Depot, Inc.

Comparison  of  Operating  Results For The Nine Months  Ended April 30, 1997 and
1996
--------------------------------------------------------------------------------

Net Income: Net income increased $127 thousand, or 3.2% to $4.2 million, for the nine month period ended April 30, 1997, from $4.0 million, for the same period last year. The increase in net income was primarily the result of increases in net interest income and other operating income, net of taxes, of approximately $699 thousand and $896 thousand, respectively. Offsetting the increases was $1.4 million ($2.2 million before tax benefit) of a special assessment required to recapitalize the Savings Association Insurance Fund (SAIF) of the FDIC.

Interest Income: Total interest income increased $1.7 million to $24.4 million for the nine months ended April 30, 1997, compared to $22.7 million for the nine months ended April 30, 1996. The increase was due to growth in interest earning assets, primarily in loans receivable, net and an increase in the average yield on interest earning assets from 7.44% to 7.52%. The average balance in interest earnings assets for the nine months increased $26.2 million, or 6.4% to $433.1 million from $406.9 million for the nine months ended April

30, 1996.

Interest Expense: Total interest expense increased $625 thousand to $12.9 million for the nine months ended April 30, 1997, compared to $12.3 million for the nine months ended April 30, 1996. The increase was due to growth in the level of interest bearing liabilities, primarily in deposits, offset by a decrease in the cost. Average interest bearing liabilities increased $27.2 million or 7.2% to $404.7 million for the nine months ended April 30, 1997, from $377.5 million for the nine months ended April 30, 1996. The cost decreased 9 basis points to 4.24% for the nine months ended April 30, 1997 from 4.33% for the nine months ended April 30, 1996.

Provision For Loan Losses: For the comparison period, the provision for loan losses increased $118,000, or 21.7%, to $661,000 compared to $543,000 for the same period ended April 30, 1996, due to loan growth. Management of the Savings Bank regularly accesses the credit risk of the loan portfolio based on information available at such times, including trends in the local real estate market and levels of the Savings Bank's non-performing loans and assets. The assessment of the adequacy of the allowance for loan losses involve subjective judgement regarding future events and thus there can be no assurance that additional provision for loan losses will not be required in future periods.

Net Interest Income: Net interest income before provision for loan losses increased $1.1 million or 10.3%, to $11.5 million for the nine months ended April 30, 1997 from $10.5 million for the nine months ended April 30, 1996.

Other Income: Other income increased $1.4 million during the comparison period to $5.8 million or 31.5 %, from $4.4 million. The Company realized gains on investments available for sale of $2.6 million for the nine months ended April 30, 1996 and $3.2 million for the nine months ended April 30, 1997. This increase resulted from the sale of U. S. Government obligations, FNMA and other equity securities. The gains on the sale of securities for nine months ended April 30, 1997, are not necessarily indicative of the gains that may be expected for the entire fiscal year ending July 31, 1997. Other operating income increased $799 thousand, or 87.6%, to $1.7 million for the nine months ended April 30, 1997, compared to $913 thousand for the nine months ended April 30, 1996, primarily attributed to the operations of the Company's subsidiary Lakeview Mortgage Depot, Inc.

Other Expense: For the comparison period, other expense increased $2.4 million, or 29.6%, to $10.3 million for the nine months ended April 30, 1997, from $7.9 million for the nine months ended April 30, 1996. Compensation increased $535 thousand or 14.9% to $4.1 million for the nine months ended April 30, 1997, from $3.6 million for the nine months ended April 30, 1996, primarily attributed to increased staffing of the Company's subsidiary, Lakeview Mortgage Depot, Inc. Other operating expense increased $2.1 million, or 95.7% to $4.4 million at April 30, 1997 as compared to $2.2 million at April 30, 1996. The increase was
primarily  the  result  of  a  $2.2  million  special  assessment   required
to recapitalize the SAIF. Offsetting these increases was a decrease in the net loss on real estate owned operations of $352 thousand for the comparison period. Management will continue to liquidate real estate owned whenever possible.

Comparison of Financial Condition at April 30, 1997 and July 31, 1996
---------------------------------------------------------------------

Total assets increased $23.7 million, or 5.2%, to $481.6 million at April 30, 1997, from $457.9 million at July 31, 1996. The increase was primarily due to increases in loans receivable, net, of $43.9 million and $963 thousand in
Federal  Home  Loan  Bank  Stock,   offsetting  declines  of  $15.1  million  in
mortgage-backed securities held to maturity, and $7.4 million in investment securities available for sale.

Investment securities available for sale ("investment securities") decreased $7.4 million to $82.6 million at April 30, 1997 from $90.0 million at July 31, 1996. The decrease was mainly attributable to the sale of investment securities in the amount of $48.0 million, $3.0 million in maturities, and principal payments of $1.3 million offset by an increase in market value of $1.3 million (before tax), and purchases of $43.6 million. The funds were primarily used to fund the growth in loans receivable. Pursuant to SFAS 115, investment securities available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of income tax, as a separate component of equity.

Mortgage backed securities held to maturity decreased $15.1 million, or 12.4%, to $106.4 million at April 30, 1997, from $121.5 million at July 31, 1996. This was attributed to principal repayments of $15.1 million. The funds were primarily used to fund the growth in loans receivable.

Through the Company's wholly owned subsidiary, Branchview, Inc., a New Jersey service corporation, the Company has an 6.02% equity investment in Industry Mortgage, Inc., ("IMC") which consists of 1,661,856 shares of restricted common stock. In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, due to restrictions on the sale or transfer of these shares of common stock under Rule 144 of the Securities Act of 1933, the Company is required to value the stock at the historical cost basis of $7.8 million, until the restrictions are removed or within one year of the restriction expiring, at which time the shares will be carried at fair value. At April 30, 1997, the market value of the investment, based on the quoted market price per share of unrestricted stock, was approximately $18.7 million as compared to $41.5 million for the quarter ended January 31, 1997. The decrease in market value was the result of unfavorable market conditions in the non-conforming mortgage loan industry.

The market trading value of the equity investment in IMC common stock has an indirect effect on the market value of the Company's common stock. The investment in IMC (whose purpose is to originate and securitize equity mortgage products) offers opportunity for high rates of return in a high growth industry, however there is no assurance that such high rates of return or the volume of loan originations will be attained. In addition, there is no assurance that the market value of IMC common stock will be maintained or increase subsequent to the sale or transfer restrictions being removed.

Loans receivable increased $43.8 million, or 26.8%, to $207.3 million at April 30, 1997, from $163.5 million at July 31, 1996. The increase is the result of the expansion of the Savings Bank's operations and the resultant higher volume of loan originations.

Deposits, after interest credited, increased $19.3 million, or 5.4%, to $373.5 million at April 30, 1997, from $354.2 million at July 31, 1996. The increase was attributed to interest credited to deposits of $10.4 million and a net increase in deposits before interest of $8.9 million.

Borrowings increased $2.5 million, or 4.6%, to $56.5 million at April 30, 1997, from $54.0 million at July 31, 1996. During the period ended April 30, 1997, the Savings Bank used borrowings, deposits, and investment securities available for sale ("investment securities") to fund the growth in loans receivable.

The Employee Stock Option Plan (the "ESOP") obligation increased $1.6 million, or 216.0%, to $2.3 million at April 30, 1997, from $721 thousand at July 31, 1997. During the period ended April 30, 1997, the Savings Bank borrowed $2.3 million from a third party lender to fund the purchase of 87,744 shares of Lakeview Financial Corp. common stock for the ESOP.

Shareholders' equity increased $78 thousand during the nine months ended April 30, 1997, to $45.8 million. This was primarily due to a decrease in the unrealized loss on securities available for sale, net of tax, of $822 thousand, amortization of ESOP shares of $562 thousand, and net income of $4.2 million, offset by cash dividends of $445 thousand, and the repurchase of $5.3 million in common stock.

Non-Performing Assets
---------------------

Loans delinquent 90 days or more increased $117 thousand, or 4.0%, from $2.9 million at July 31, 1996. Delinquent loans 90 days or more past due totaled 1.46% of gross loans at April 30, 1997, compared to 1.78% of gross loans at July 31, 1996. This increase is mainly attributed to a $850 thousand increase in 90 day or more delinquent loans, offset by $733 thousand transferred to Real Estate Owned. The Savings Bank's allowance for loan losses totaled $3,162,057 at April 30, 1997, as compared to $3,073,158, at July 31, 1996.

Non-performing assets (loans 90 days or more delinquent, non-accrual loans, real estate owned and other non-performing assets) totaled $4.7 million or .98% of total assets at April

30, 1997, as compared to $4.6 million or 1.0% of total assets at July 31, 1996.

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

The Savings Bank's liquid assets consist of cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets are dependent on the Savings Bank's operating, financing and investment activities during any given period. At April 30, 1997, cash and cash equivalents totaled $6,664,000.

The Savings Bank anticipates that it will have sufficient funds available to meet its current commitments. As of April 30, 1997, the Savings Bank had commitments to fund loans of $3,257,900.

The Savings Bank had leverage, Tier 1 and risk-based capital ratios of 7.6%, 14.5%, and 15.8% at April 30, 1997, which exceeded the FDIC's respective minimum requirements of 4.00%, 4.00% and 8.00%. The Savings Bank was classified as a "well capitalized" institution by the FDIC as of April 30, 1997.

                    LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

                  From time to time, the Savings Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans. Neither the Registrant nor the Savings Bank was engaged in any legal proceeding of a material nature as of April 30, 1997.

ITEM 2.           CHANGES IN SECURITIES

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5.           OTHER MATERIALLY IMPORTANT EVENTS

                  On May 20, 1997, the Company announced a declaration of a cash dividend of $.0625 per share to shareholders of record on June 3, 1997, payable on June 17, 1997.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibit 27. Financial Data Schedule (included in electronic filing only).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Lakeview Financial Corp.


Date:     June 9, 1997                /s/ Kevin J. Coogan
          ------------                ------------------------
                                      Kevin J. Coogan
                                      President and CEO
                                      (Principal Executive Officer)






Date:     June 9, 1997                /s/ Anthony G. Gallo
          ------------                ------------------------
                                      Anthony G. Gallo
                                      Vice President and CFO
                                      (Principal Financial Officer)