Form 10-K
period 1997-07-31
LAKEVIEW FINANCIAL CORP /NJ/
filed 1997-10-28
CIK 921692

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K
(Mark One)
      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[X]   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended        July 31, 1997
                          --------------------------------

                                    - or -

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[ ]   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to
                               -------------------     --------------------

Commission Number:      0-25106

                            LAKEVIEW FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

            New Jersey                                        22-3334052
---------------------------------------------           -----------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
  or organization)                                         Identification No.)

1117 Main Street, Paterson, New Jersey                            07503
---------------------------------------------           -----------------------
(Address of principal executive offices)                         Zip Code

Registrant's telephone number, including area code:     (201) 890-1234
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
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES    X      NO
                                                 -----        ------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the registrant's Common Stock on October 14, 1997 was $68,744,280.

       As of October 14, 1997 there were issued and outstanding 4,370,594 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended July 31, 1997. (Parts II and IV)
2. Portions of Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part III)

PART I

Item 1.  Business
------------------

General

     In August 1994, Lakeview Financial Corporation, a New Jersey Corporation, (the "Company") became a unitary savings and loan holding company upon the completion of the reorganization of Lakeview Savings Bank ("Lakeview" or the "Savings Bank") into a holding company form of ownership. At that time, the Company acquired all of the outstanding common stock of the Savings Bank. The Savings Bank's common stock was originally issued in connection with the Savings Bank's conversion from mutual to stock form in December 1993. The principal asset of the Company consists of 100% of the issued and outstanding shares of common stock of the Savings Bank. The Savings Bank was founded in 1922 as Lakeview Building and Loan Association.

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

      On September 10, 1997, the Company and Westwood Financial Corporation ("Westwood"), the holding company of Westwood Savings Bank ("Westwood Bank"), Westwood, New Jersey, signed a definitive agreement providing for the merger of Westwood into the Holding Company and the merger of Westwood Bank into the Savings Bank. It is anticipated that the transaction will close by approximately March 1998 and will be accounted for under the purchase method of accounting.

Competition

      The Savings Bank's primary market area consists of Bergen and Passaic counties in northern New Jersey, and is one of many financial institutions serving its market area. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions in the Savings Bank's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions.

Lending Activities

      Loan Portfolio Data. The following table sets forth the composition of the Savings Bank's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, loans in process, and deferred loan origination fees and costs.


                                         1993                 1994                  1995                 1996               1997
                                     ------------        ---------------      ---------------       --------------   ---------------
                                      $        %           $        %          $           %         $        %         $         %
                                     ---      ---         ---      ---        ---         ---       ---      ---       ---       --

TYPE OF LOAN:
 Real Estate Loans:
  Construction loans:
    Residential (1-4 family) .....$     --        --%  $    190      --%    $    915      .6%    $   863      .5%  $     --     --%
    Multi-family/commercial ......      --        --        550      --           --      --          --      --        377     .2
                                  --------     -----   --------  ------      -------- ------    --------  ------   --------  -----
      Total construction loans ...      --        --        740      --           915     .6         863      .5        377     .2
  Residential (1-4 family) .......  76,832      54.7     79,383    57.3        84,051   57.8      84,006    50.3     82,647   36.2
  Multi-family/Commercial ........  19,322      13.7     20,879    15.1        22,186   15.3      33,063    19.8     68,192   29.9
  Commercial loans ...............      --        --         --      --            --     --         697      .4      8,982    3.9
  Home equity, second mortgage
   and home improvement loans ....  43,842      31.2     36,223    26.7        37,221   25.6      46,705    28.0     66,057   29.0
Consumer Loans:
  Passbook account loans .........     522        .4      1,242      .9         1,022     .7       1,517     1.0      1,914     .8
  Student loans ..................       7        --          6      --             1     --         --       --         --     --
                                  --------     -----   --------  ------      -------- ------    --------  ------   --------  -----
  Total loans ....................$140,525     100.0%  $138,473  100.00%     $145,396 100.00%   $166,851  100.00%  $228,169  100.0%
                                  ========     =====   ========  ======      ======== ======    ========  ======   ========  =====

TYPE OF SECURITY:
  Real Estate Loans
    1-4 family ...................$120,674      85.9%  $116,346    84.0%     $119,885   82.5%   $124,467    74.6%  $133,852   58.7%
    Multi-Family/Commercial ......  19,322      13.7     20,879    15.1        24,488   16.8      40,170    24.1     83,421   36.6
  Passbook accounts ..............     522        .4      1,242      .9         1,022     .7       1,517      .9      1,914     .8
  Student loans ..................       7        --          6      --             1     --          --      --         --     --
Commercial Loans:
  Commercial loans ...............      --        --         --      --            --     --         697      .4      8,982    3.9
                                  --------     -----   --------  ------      --------  ------    --------  -----    -------  -----
   Total loans ...................  140,525    100.0%   138,473   100.0%      145,396  100.0%    166,851   100.0%   228,169  100.0%
                                               =====              =====                =====               =====             =====
Less:
  Loans in process ...............      --                  191                   451                101                 --
  Deferred loan origination fees
   and costs, net.................     578                  425                   287                220                194
  Allowance for loan losses ......   2,638                1,714                 2,535              3,073              3,411
                                  --------             --------              --------           --------           --------
  Total loans, net ...............$137,309             $136,143              $142,123           $163,457           $224,564
                                  ========             ========              ========           ========           ========

      One- to Four-Family Mortgage Loans. The Savings Bank offers first mortgage loans secured by one- to four family residences in the Savings Bank's market area. Typically, such residences are single family homes that serve as the primary residence of the owner. Additionally, this loan category includes a relatively small amount of loans collateralized by mixed use properties which are primarily residential, but have some commercial use as well. The Savings Bank currently offers 15 and 30 year fixed-rate mortgage loans, 15 year balloon mortgage loans with five to seven year maturities, and adjustable rate mortgage ("ARM") loans with one, three or five year adjustment periods and 15 to 30 year maturities. The Savings Bank retains ARM loans, 15 year fixed-rate mortgages and balloon mortgage loans. Fixed-rate loans with more than 15 year maturities are sold in the secondary market.

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

      The Savings Bank currently offers ARM loans with interest rates that adjust every one, three or five years with a maximum rate increase cap of 2% per year, and a lifetime cap of 6%. The interest rate on these mortgages since 1985 has been the U.S. Treasury bill rate plus 3%. As of July 31, 1997, one year, three year, and five year ARM loans originated by the Savings Bank constituted 24%, 26% and 50% of the originated ARM loan portfolio, respectively. ARM loans are originated for a term of up to 30 years. The Savings Bank originates one- to four-family residential mortgage loans in amounts up to 80% of the appraised value of the mortgaged property. The Savings Bank retains the ARM loans it originates for its loan portfolio.

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

      The Savings Bank also offers 15 year fixed-rate mortgage loans. Interest rates charged on fixed-rate loans are competitively priced based on the Federal Home Loan Mortgage Corporation ("FHLMC") buy rates. Loan origination fees on these loans are generally 2% of the loan amount. The Savings Bank retains these 15 year mortgage loans for its loan portfolio.

      Multi-Family and Commercial Real Estate. The Savings Bank originates multi-family real estate loans usually secured by property located in the Savings Bank's primary market area. The Savings Bank's commercial real estate loans are secured by such property as mixed use and office buildings, small retail stores and industrial buildings. The Savings Bank's multi-family and commercial real estate loans are five or seven year balloon mortgages with amortization periods typically of 15 years and loan to value ratios of 80% or less.

      Multi-family and commercial real estate may entail significant additional credit risks compared to one- to four family residential lending. Commercial and multi-family real estate mortgage loans may involve large loan balances to single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the real estate market or in the general economy. The Savings Bank intends to increase its marketing efforts related to these loans in fiscal 1998.

      Home Equity, Second Mortgage and Home Improvement Loans. The Savings Bank originates home equity, second mortgage and home improvement loans secured by one-family residences. These loans generally are originated as adjustable rate loans which adjust monthly and have terms of from 15 to 30 years. No loan origination fee is usually charged on these loans. Loans made on owner-occupied, one-family residences are generally subject to a 70% combined loan-to-value limitation, including any other outstanding mortgages or liens, and are made at an adjustable rate of 185 points over the prime rate. Loans on non-owner occupied properties are limited to a 65% loan to value ratio, and are made at an adjustable rate of 210 points over the prime rate. The Savings Bank intends to increase its marketing efforts related to these loans in fiscal 1998.

      Commercial Loans. On January 12, 1996, the Savings Bank granted to Industry Mortgage Company ("IMC") a line of credit for $7 million with an interest rate of 10%. At July 31, 1997, $6.8 million was outstanding. The Company has a 6.02% investment in IMC. See "-- Subsidiaries".

Loan Maturity Table

      The following table sets forth the maturity of the Savings Bank's loan portfolio at July 31, 1997. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $22.4 million at July 31, 1997. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                                           Home Equity,
                                                          Second Mortgage
                             1-4 Family   Multi-Family,      and Home
                             Real Estate    Commercial      Improvement    Commercial
                              Mortgage     Real Estate       Loans(1)        Loans        Total
                             -----------  ------------    ---------------  ----------    --------

                                                        (In Thousands)
Amounts Due:
Within 3 months............   $    631         $ 3,019          $ 3,813      $   48     $  7,511
3 months to 1 Year.........        151             717            2,047       1,377        4,292
                               -------         -------          -------      ------     --------
                                   782           3,736            5,860       1,425       11,803
                               -------         -------          -------      ------     --------

After 1 year:
  1 to 3 years.............      2,969           2,777            2,818       6,839       15,403
  3 to 5 years.............      6,078           7,271           14,337         718       28,404
  5 to 10 years............     13,313          17,721           19,022          --       50,056
  10 to 20 years...........     29,275          26,648           25,572          --       81,495
  Over 20 years............     30,230          10,416              362          --       41,008
                               -------         -------          -------      ------     --------
Total due after one year...     81,865          64,833           62,111       7,557      216,366
                               -------         -------          -------      ------     --------

Total amount due...........    $82,647         $68,569          $67,971      $8,982     $228,169
                               =======         =======          =======      ======     ========


----------
(1) Also includes passbook and student loans.

      The following table sets forth the dollar amount of all loans due after July 31, 1998, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                             Floating or
                                               Fixed Rates Adjustable Rates    Total
                                               ----------- ----------------  ---------
                                                           (In Thousands)

One-to four family ........................     $ 46,421      $ 35,444       $ 81,865
Multi-family and commercial real estate....       23,254        41,579         64,833
Home equity, second mortgage and
  home improvement loans ..................       32,705        29,406         62,111
Commercial loans ..........................           --         7,557          7,557
                                                --------      --------       --------
  Total ...................................     $102,380      $113,986       $216,366
                                                ========      ========       ========

      Loan Approval Authority and Underwriting. Upon receipt of any loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure a first mortgage proposed loan is undertaken by an independent fee appraiser approved by the Board of Directors. In connection with the loan approval process, the Savings Bank's loan officers analyze the loan applications and the property involved. All loans are processed at the Savings Bank's office by the Savings Bank's loan servicing department. The Savings Bank originates residential first mortgage loans that conform to the FHLMC and Federal National Mortgage Association ("FNMA") guidelines, so that such loans can be sold if the Savings Bank desires to do so.

      All mortgage loans are underwritten under guidelines and policies issued by the Board of Directors. The Savings Bank's Loan Committee reviews all loans and the full Board of Directors then ratifies the actions of the staff and committee in regard to all loans except consumer loans and passbook loans. Fixed rate loans with terms of 30 years are immediately sold after funding to FHLMC or other private secondary mortgage market purchasers depending on the attractiveness of the pricing.

      Loan applicants are promptly notified of the decision of the Savings Bank by a letter setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate basis, amortization term, a brief description of real estate to be mortgaged to the Savings Bank, and the notice of requirement of insurance coverage to be maintained to protect the Savings Bank's interest. The Savings Bank requires title, fire and casualty insurance for all first mortgage loans, as well as an escrow account for the payment of real estate taxes. Disability insurance is available but not required.

      Loan Commitments. The Savings Bank generally grants commitments to fund real estate mortgage loans for periods of up to 90 days at a specified term and interest rate. These are primarily for fixed-rate loans. The total amount of the Savings Bank's commitments to originate loans as of July 31, 1997 was $6.1 million.

      Loans to One Borrower. Regulations limit loans-to-one borrowers in an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral. At July 31, 1997 the Savings Bank's maximum loan-to-one borrower limit was $5.9 million and its largest loan to one borrower was a commercial letter of credit of approximately $6.8 million. This loan was in excess of the Savings Bank's lending limit but was in compliance with regulations applicable at the time the loan was originated. The second largest loan to one borrower relationship is a loan of approximately $3.1 million secured by multi-family properties in Passaic, New Jersey. Both of these loans were performing at July 31, 1997.

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

                                                                    At July 31,
                                                  -------------------------------------------------
                                                   1993      1994       1995      1996       1997
                                                   ----      ----       ----      ----       ----
                                                                   (In Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
 Permanent loans secured by 1-4 family
    dwelling units(1) .....................       $12,373   $ 8,362   $  3,143   $2,316    $  3,007
  All other mortgage loans ................         1,167       566        229      101         804
                                                  -------   -------   --------   ------    --------
Total .....................................       $13,540   $ 8,928   $  3,372   $2,417    $  3,811
                                                  =======   =======   ========   ======    ========

Accruing loans which are contractually past
 due 90 days or more ......................       $    --   $    --   $     --   $   --    $     --
                                                  =======   =======   ========   ======    ========
Total non-accrual and accrual loans........       $13,540   $ 8,928   $  3,372   $2,417    $  3,811
                                                  =======   =======   ========   ======    ========
Real estate owned (net of allowance).......       $ 5,752   $ 3,574   $  3,608   $1,667    $  1,929
                                                  =======   =======   ========   ======    ========
Other non-performing assets ...............       $    --   $    --   $    850   $  494    $     --
                                                  =======   =======   ========   ======    ========
Total non-performing assets ...............       $19,292   $12,501   $  7,830   $4,578    $  5,740
                                                  =======   =======   ========   ======    ========
Total non-performing loans to
  net loans ...............................          9.86%     6.56%      2.37%    1.50%       1.70%
                                                  =======   =======   ========   ======    ========
Total non-performing loans to
  total assets ............................          6.53%     2.16%       .80%     .53%        .75%
                                                  =======   =======   ========   ======    ========
Total non-performing assets to total assets.         9.30%     3.02%      1.87%    1.00%       1.13%
                                                  =======   =======   ========   ======    ========



------------------------
(1) Includes home equity, home improvement and second mortgage loans.

      Management of the Savings Bank regularly reviews the loan portfolio in order to identify potential problem loans, and classifies any potential problem loan as a special mention, substandard, doubtful, or loss asset according to the Department classification of asset regulations. The Savings Bank does not accrue interest on any loan that is 90 days or more delinquent. Potential problem loans that had not been recorded as non-accrual as of July 31, 1997, totalled $7.3 million, or 1.4% of total assets. These loans are accruing but classified by the Savings Bank as substandard.

      For  the  year  ended  July  31,  1997,   interest  income   amounting  to
approximately $256,000, would have been recognized if interest on loans 90 days or more in arrears had been recorded based on original contract terms.

      Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weakness that does not currently warrant classification in one of the aforementioned categories.

      When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

      In accordance with its classification of assets policy, the Savings Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at July 31, 1997, the Savings Bank had classified $1.9 million as special mention, $11.6 million as substandard, and $1.4 million as doubtful.

      The following is a summary of the Savings Bank's potential problem loans with balances in excess of $1,000,000 as of July 31, 1997. There can be no assurance that additional reserves will not be required or additional losses will not be incurred on these loans.

      Ski Resort in Vernon, New Jersey. The outstanding loan balance of $2.4 million at July 31, 1997, represents Lakeview's 50 percent participation in a $5.0 million loan. The loan consists of a March 1989 refinancing of a $2.3 million mortgage (originally made by Lakeview in July 1986) and an additional $2.7 million of working capital. The loan is secured by a first lien on the ski resort as well as all equipment and rental inventory utilized in the operation of the premises. Another unrelated lender has a second mortgage of $19.6 million on the property. The borrower corporation and its parent corporation filed for protection under Chapter 11 of the Bankruptcy Code on April 2, 1996. As of July 31, 1997, the loan was current as a result of payments being received from an individual guarantor of the loan. Both the borrower corporation and its parent corporation have experienced operating losses in recent years. As of July 31, 1997, the loan was classified substandard and continues to be monitored by management.

      Mortgage Loans Purchased from Capital Resources. At July 31, 1997, the Savings Bank had approximately $3.6 million of residential real estate second mortgage loans that were acquired from Capital Resources, a now defunct mortgage company. Of this total amount, $910,000 was classified as non-accrual loans and $2.7 million was classified as performing loans. However, based upon management's review, $548,000 of these performing loans were considered potential problem loans. At July 31, 1997, the Savings Bank allocated $911,000 of the loss allowance to the mortgage loans purchased from Capital Resources.

      Real Estate Owned. Real estate acquired by the Savings Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. Real estate acquired in settlement of loans is initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value, minus estimated cost to sell.

      The Savings Bank records loans as in-substance foreclosures if the borrower has little or no equity in the property based upon its documented current fair value, the Savings Bank can only expect repayment of the loan to come from the sale of the property and if the borrower has effectively abandoned control of the collateral or has continued to retain control of the collateral but because of the current financial status of the borrower, it is doubtful the borrower will be able to repay the loan in the foreseeable future. There may be significant other expenses incurred such as legal and other extraordinary servicing costs involved with in substance foreclosures.

      Allowances for Loan Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Savings Bank's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Association's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions.

      The following table sets forth the allocation of the Savings Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses that may occur within the loan category because the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

Analysis of the Allowances for Losses on Loans and Real Estate Owned

      The following tables set forth information with respect to the Savings Bank's allowance for loan losses and REO at the dates indicated:

                                                                     At or for the year ended July 31,
                                                   ------------------------------------------------------------------
                                                     1993           1994         1995          1996          1997
                                                     ----           ----         ----          ----          ----
                                                                         (Dollars in Thousands)

Total loans outstanding, net of allowance ........ $ 137,309     $ 136,143     $ 142,123     $ 163,457     $ 224,564
                                                   =========     =========     =========     =========     =========
Average loans outstanding ........................ $ 142,935     $ 136,165     $ 139,442     $ 155,497     $ 192,822
                                                   =========     =========     =========     =========     =========
Allowance balance (at beginning of
  period) ........................................ $   2,493     $   2,638     $   1,714     $   2,535     $   3,073
Provision (credit):
  Residential ....................................     1,347         1,842         1,493           384           361
  Commercial real estate .........................       673           (77)         (145)          278           500
  Consumer .......................................        11           282            28             2            --
  Commercial .....................................        --            --            --            --           100
Charge-offs:
  Residential ....................................    (1,514)       (3,069)       (1,381)         (418)         (610)
  Commercial real estate .........................      (361)           --            --            --           (89)
  Consumer .......................................       (11)           (1)          (24)          (11)           --
  Commercial .....................................        --            --            --            --            --
Recoveries:
  Residential ....................................        --            99           850           303            76
  Commercial real estate .........................        --            --            --            --            --
  Consumer .......................................        --            --            --            --            --
  Commercial .....................................        --            --            --            --            --
                                                   ---------     ---------     ---------     ---------     ---------
Allowance balance (at end of period) ............. $   2,638     $   1,714     $   2,535     $   3,073     $   3,411
                                                   =========     =========     =========     =========     =========
Allowance for loan losses as a percent
  of total loans outstanding, net ................      1.92%         1.26%         1.78%         1.88%         1.52%
Net loans charged off as a percent of
  average loans outstanding ......................      1.32%         2.18%         0.40%          .09%          .32%



                                                                      At or for the year ended July 31,
                                                   ------------------------------------------------------------------
                                                        1993          1994          1995          1996          1997
                                                        ----          ----          ----          ----          ----
                                                                           (Dollars in Thousands)
Total real estate owned and in judgment, net of
 allowance ....................................... $   5,752     $   3,574     $   3,608     $   1,667     $   1,929
                                                   =========     =========     =========     =========     =========
Allowance balance - beginning .................... $     709     $     823     $     188     $      --     $      --
Provision ........................................       847           713           502           654            44
Net charge-offs ..................................      (733)       (1,348)         (690)          654            44
                                                   ---------     ---------     ---------     ---------     ---------
Allowance balance - ending ....................... $     823     $     188     $     --      $      --     $      --
                                                   =========     =========     =========     =========     =========

Analysis of the Allowance for Loan Losses

      The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category:

                                                                           At July 31,
                           ---------------------------------------------------------------------------------------------------------
                                 1993                   1994                  1995                  1996                  1997
                           -------------------   -------------------   -------------------  --------------------  ------------------
                                    Percent of            Percent of            Percent of            Percent of          Percent of
                                     Loans in              Loans in              Loans in              Loans in            Loans in
                                     Category              Category              Category              Category            Category
                                     to Total              to Total              to Total              to Total            to Total
                           Amount     Loans      Amount     Loans      Amount     Loans      Amount     Loans      Amount   Loans
                           -------  ----------  -------   ----------  --------  ----------  --------  ---------    ------ ----------
                                                                          (In Thousands)
Residential(1)............  $2,311     85.9%    $1,458       84.0%    $2,420       82.5%    $2,689      74.6%     $2,681    58.7%
Commercial real estate....     325      13.7       250        15.1       106        16.8       384      24.1         630    36.6
Consumer..................       2        .4         6          .9         9          .7        --        .9          --      .8
Commercial................      --        --        --          --        --          --        --        .4         100     3.9
                            ------     -----    ------       -----    ------       -----    ------     -----      ------   -----
                            $2,638     100.0%   $1,714       100.0%   $2,535       100.0%   $3,073     100.0%     $3,411   100.0%
                            ======     =====    ======       =====    ======       =====    ======     =====      ======   =====


(1) Includes residential construction, home equity, second mortgage and home improvement loans.

Investment Activities and Mortgage-Backed Securities

      General. Income from investment securities provides a significant source of income for the Savings Bank. The Savings Bank maintains a portfolio of investment securities such as U.S. government and agency securities, non-governmental securities, and interest-bearing deposits, in addition to the Savings Bank's mortgage-backed securities held to maturity portfolio. The amount of short-term investments reflects management's response to the significantly increasing percentage of savings deposits with short maturities. It is the intention of management to maintain shorter maturities in the Savings Bank's investment portfolio in order to better match the interest rate sensitivities of its assets and liabilities. However, during periods of rapidly declining interest rates, such investments also decline at a faster rate than does the yield on long-term investments.

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

      The Savings Bank maintains a portfolio of investments available for sale and trading to enhance total return on investments and reduce interest rate and credit risk. These investments are accounted at market value. The Savings Bank's Investment Policy designates what securities may be maintained in this portfolio. The Savings Bank's trading portfolio is comprised of U.S. agency securities. As of July 31, 1997, these were no trading securities outstanding and the available for sale portfolio was comprised of mortgage-backed securities, U.S. agency securities, and equity securities.

      Mortgage-Backed Securities. The Savings Bank's mortgage-backed securities, or pass-through certificates, represent a participation interest in a pool of single-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interest in the form of securities, to investors such as the Bank. Such quasi-governmental agencies that guarantee the payment of principal and interest to investors include the FHLMC, Government National Mortgage Association ("GNMA"), or the Federal National Mortgage Association ("FNMA"). Pass-through certificates typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates and maturities that are within a specified range. The underlying pool of mortgages can be composed of either fixed rate mortgage loans or ARM loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, (i.e., fixed rate or adjustable rate) as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Mortgage-backed securities issued by FHLMC, FNMA and GNMA make up a majority of the pass-through market. Generally, the Bank purchases mortgage-backed securities guaranteed by GNMA and FNMA and participation certificates issued by the

FHLMC. GNMA mortgage-backed securities are certificates issued and backed by the GNMA and are secured by interests in pools of mortgages which are fully insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans' Administration ("VA"). FHLMC mortgage-backed securities are participation certificates issued and guaranteed by the FHLMC and secured by interests in pools of conventional mortgages originated by savings associations.

      Mortgage-backed securities provide for monthly payments of principal and interest and generally have contractual maturities ranging from five to thirty years. However, due to expected repayment terms being significantly less than the underlying mortgage loan pool contractual maturities, the estimated lives of these securities could be significantly shorter.

      The Savings Bank also purchases mortgage-backed securities and collateralized mortgage obligations ("CMOs") issued by government agencies, private issuers and financial institutions, some of which are qualified under the Internal Revenue Code of 1986, as amended (the "Code") as Real Estate Mortgage Investment Conduits ("REMICs"). CMOs and REMICs (collectively CMOs) have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. Some CMO instruments are most like traditional debt instruments because they have stated principal amounts and traditionally defined interest-rate terms. Purchasers of certain other CMO instruments are entitled to the excess, if any, of the issuer's cash inflows, including reinvestment earnings, over the cash outflows for debt service and administrative expenses. These mortgage related instruments may include instruments designated as residual interests, which represent an equity ownership interest in the underlying collateral, subject to the first lien of the investors in the other classes of the CMO. Certain residual CMO interests may be riskier than many regular CMO interests to the extent that they could result in the loss of a portion of the original investment. Moreover, cash flows from residual interests are very sensitive to prepayments and, thus, contain a high degree of interest-rate risk.

      At July 31, 1997, the Savings Bank's investment in CMOs did not include any residual interests or interest-only or principal-only securities. As a matter of policy, the Savings Bank does not invest in residual interests of CMOs or interest-only and principal-only securities. The CMOs held by the Savings Bank at July 31, 1997 consisted of floating rate and fixed rate tranches. The interest rate of a majority of the Savings Bank's floating-rate securities adjusts monthly and provides the institution with net interest margin protection in an increasing market interest rate environment. The securities are backed by mortgages on one-to-four family residential real estate and have contractual maturities up to 30 years. The securities are primarily PACs and TACs (Planned and Targeted Amortization Classes) are designed to provide a specific principal and interest cash-flow.

      Private issued CMOs tend to have greater prepayment and credit risk than those issued by government agencies or government sponsored enterprises (e.g., FHLMC, FNMA, and GNMA) generally because they often are secured by jumbo loans (i.e., loans with aggregate outstanding balances above the limit for purchases by FHLMC or FNMA). At July 31, 1997, the Savings Bank had CMOs with an aggregate carrying amount (including discounts and premiums) of $40.6 million, of which $9.3 million, or 22.9%, were privately issued. To minimize the risk of private issued CMOs, the Savings Bank only purchases those CMOs rated AA or better by one of the rating agencies.

      Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed and related securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Savings Bank in the event that the Savings Bank determined to utilize borrowings as a source of funds. Mortgage-backed securities issued or guaranteed by the GNMA, FNMA or the FHLMC (except interest-only securities or the residual interests in CMOs) are weighted at no more than 20.0% for risk-based capital purposes, compared to a weight of 50.0% to 100.0% for residential loans.

Investment Portfolio

      The following table sets forth the carrying value of the Company's investment portfolio, short-term investments, and Federal Home Loan Bank ("FHLB") stock at the dates indicated. At July 31, 1997, the market value of the investment securities that are held to maturity was $144.3 million and the market value of investment securities available for sale was $105.6 million, with a cost basis of $83.2 million.

                                                                         At July 31,
                                                   -------------------------------------------------------
                                                     1993       1994        1995        1996        1997
                                                    ------     ------      ------      ------      ------
                                                                       (In Thousands)
Investment Securities:
U.S. agency securities available for sale(1)....   $     --   $     --   $     --     $ 58,045   $ 48,781
U.S. agency securities held to maturity ........         --     61,662     55,738       40,821     42,682
Mortgage-backed securities held to
 maturity ......................................     43,579    173,067    175,375      121,462    102,249
Equity securities available for sale(1)(2)......     12,898     11,269      8,567       12,601     41,846
Municipal bonds available for sale(1) ..........         --         --         --        3,083         --
GNMA mortgage-backed securities
  available for sale(1) ........................         --         --         --        4,684      4,192
FNMA/FHLMC CMO securities
  available for sale(1) ........................         --         --         --        2,034      1,489
Private Issue CMO securities
  available for sale(1) ........................         --         --         --        9,521      9,284
Equity securities restricted for sale(2) .......         --         --         --        7,806         --
Other Securities ...............................         16        975         --           --         --
                                                   --------   --------   --------     --------   --------
  Total Investment Securities ..................     56,493    246,973    239,680      260,057    250,523
Interest-bearing deposits ......................         99         --      5,632           --         --
Federal funds sold .............................         --        850         --           --         --
FHLB stock .....................................      1,511      1,856      2,587        2,587      3,550
                                                   --------   --------   --------     --------   --------
  Total Investments ............................   $ 58,103   $249,679   $247,899     $262,644   $254,073
                                                   ========   ========   ========     ========   ========


---------------------
(1)   Carried at market value.
(2) In 1996, equity securities restricted for sale were carried at cost due to restrictions on the sale or transfer of these securities. During the fourth quarter ended July 31, 1997, the restrictions were changed and the securities were reclassified to the available for sale portfolio and such securities are carried at market value.

      The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Savings Bank's investment securities portfolio at July 31, 1997 by contractural maturity. The expected maturities may differ from contractural maturities due to the terms of the securities which may have callable or prepayment obligations.

                                                        After One Through   After Five Through
                                    One Year or Less        Five Years          Ten Years         Over Ten Years         Totals
                                   -------------------  ------------------  ------------------ ------------------- -----------------
                                   Carrying   Average   Carrying  Average   Carrying  Average  Carrying   Average  Carrying Average
                                     Value    Yield(4)    Value    Yield     Value    Yield      Value     Yield    Value   Yield(2)
                                   --------   --------  --------  --------  -------- --------  --------  ---------  ----------------
                                                                            (Dollars  Thousands)

U. S. agency securities available
 for sale .........................$     --     --%     $  2,980    5.34   $ 22,950    7.00%  $ 22,851      7.34%  $ 48,781    7.06%
U.S. agency securities held
 to maturity.......................      --     --            --      --      9,231    7.55     33,451      7.70     42,682    7.67
Mortgage-backed securities
 held to maturity .................      --     --        39,363    6.09     17,375    6.17     45,511      6.33    102,249    6.21
Equity securities available
 for sale(1).......................  41,846    .62            --      --         --      --        --         --     41,846     .62
FHLB stock(1) .....................   3,550   6.25            --      --         --      --        --         --      3,550    6.25
GNMA mortgage-backed securities
  available for sale ..............      --     --            --      --         --      --      4,192      8.27      4,192    8.27
FNMA/FHLMC CMO's
  available for sale ..............      --     --            --      --         --      --      1,489      4.64      1,489    4.64
Private issue CMO's
  available for sale ..............      --     --            --      --         --      --      9,284      6.37      9,284    6.37
                                   --------   ----      --------    ----   --------    ----   --------      ----   --------    ----
  Total ...........................$ 45,396   1.06%     $ 42,343    6.04%  $ 49,556    6.81%  $116,778      6.97   $254,073    5.73%
                                   ========   ====      ========    ====   ========    ====   ========      ====   ========    ====


------------------
(1) Equity securities and other securities have been classified as maturing in one year or less, since they have no stated maturity.
(2)   Excluding dividend yield on equity and other securities.

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

      Deposits. The Savings Bank offers a wide variety of deposit accounts, although a majority of such deposits are in fixed-term, market-rate certificate accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate. The Savings Bank's deposits are typically obtained from the area in which its offices are located. The Savings Bank had no brokered certificates of deposits as of July 31, 1997.

      Deposit Portfolio. Deposits in the Savings Bank as of July 31, 1997, were represented by various types of savings programs described below.

                                     Weighted        Minimum                 Percentage of   Average
Category                   Term    Average Rates  Balance Amount  Balance    Total Deposits  Balance
--------                   ----    -------------  --------------  -------    --------------  -------
                                                               (In Thousands)            (In Thousands)
NOW Accounts               None        1.7%        $   250        $ 52,926        14.2%     $47,464
Regular Savings and Club
Accounts                   None         2.4             10          75,967        20.5       74,396
Money Market Checking
Accounts                   None         2.4          2,500           7,871         2.1        8,032
Money Market Passbook
Accounts                   None         2.5          7,500          18,353         4.9       19,652

Certificates of Deposit:

Fixed Term, Fixed Rate     3-6 Months   4.7          2,500          38,250        10.3       37,527
Fixed Term, Fixed Rate     7-12 Months  5.2            500         104,560        28.2      100,153
Fixed Term, Fixed Rate     13-30        5.3            500          54,860        14.8       56,234
                           Months
Fixed Term, Fixed Rate     31-120       5.4            500          17,167         4.6       19,264
                           Months
Fixed Term, Variable Rate  18 Months    4.2            500             833          .2          918

Accrued interest on
   deposits                                                            679          .2           --
                                                                  --------       ------    --------
                           Total                                  $371,466      100.00%    $363,640
                                                                  ========      ======     ========

      Certificates of Deposit with Balances Greater Than $100,000. The following table indicates the amount of the Savings Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of July 31, 1997.

                                                  Certificates
Maturity Period                                   of Deposits
---------------                                  --------------
                                                 (In Thousands)
Within three months............................     $  8,131
Three through six months.......................        6,873
Six through twelve months......................        7,031
Over twelve months.............................        1,956
                                                     -------
                                                     $23,991
                                                     =======



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

      The Savings Bank has in the past utilized the Regular Advance Program of the FHLB of New York under an advances, collateral, pledge and security agreement. The program offers a wide range of interest rates and maturities on advances that are collateralized by various assets. At July 31, 1997, the Savings Bank had $39.0 million outstanding under the Regular Advance Program. The Savings Bank will continue to use this program in the future to meet long term operating needs.

      The Savings Bank's primary method of borrowing since August 1991 is through the FHLB Overnight Line of Credit Program. The line of credit has a variable rate of interest and matures daily. The maximum amount that can be borrowed under this program is approximately $57 million. The line of credit has a term of one year and expired in August 1997. This program has the same collateral requirement as the Regular Advance Program. At July 31, 1997, the Savings Bank had $20.3 million outstanding under this program.

      The Savings Bank has a blanket pledge with the FHLB of New York and has pledged all of its stock in the FHLB, federal funds sold, U.S. agency securities, certain qualifying loans, and mortgage-backed securities.

      The following tables set forth certain information regarding borrowings by the Savings Bank.

                                                             As of July 31,
                                          -----------------------------------------------------
                                            1993       1994      1995       1996       1997
                                            ----       ----      ----       ----       ----
Weighted average rate paid on:
  FHLB advances/line of credit..........      3.13%     4.44%      5.81%      5.79%      5.53%
  Reverse Repurchase Agreements.........         --        --         --      6.33%      5.47%
  Line of credit........................         --        --         --         --      8.00%
  ESOP..................................         --     7.54%      8.96%      9.12%      6.16%


                                                     During the Year Ended July 31,
                                            ---------------------------------------------------
                                             1993       1994      1995       1996       1997
                                             ----       ----      ----       ----       ----
                                                             (In Thousands)
Maximum amount of borrowings outstanding
  during the year:
  FHLB advances/line of credit..........    $22,775   $51,909    $32,000    $50,460    $68,500

  Line of credit........................         --        --         --         --      2,000
  Reverse Repurchase Agreement..........         --        --         --     20,000     40,000
  ESOP..................................         --     1,100      1,021        859      2,354

Maximum  amount  of  short-term
  borrowings outstanding  at any  month
  end with respect to:
  FHLB advances/line of credit..........     18,500    36,000     30,500     49,450     67,750
  Reverse Repurchase Agreement..........         --        --         --     20,000     20,000
  ESOP..................................         --     1,100      1,021        859      2,354
  Line of credit........................         --        --         --         --      2,000


Subsidiaries

Branchview, Inc. ("Branchview")

      Branchview, a New Jersey corporation, owned by the Company has a 6.02% interest in IMC. IMC is a mortgage banking company involved in the origination and securitization of equity mortgage products. See "-- Investment Portfolio".

Lakeview Mortgage Depot, Inc. ("LMD")

      LMD, a New Jersey mortgage corporation, is 90% owned by the Company and was formed in October 1995. For the year ended July 31, 1997, the Company recorded net consolidated income before taxes of $229,000. LMD has opened two additional offices during the year, one in South Jersey and one in Pennsylvania. Additional expansion is planned for New York during the 1998 fiscal year.

Lakeview Investment Services, Inc. ("LISI")

      LISI was organized by the Savings Bank to provide brokerage and insurance services to the Savings Bank's customers, utilizing the services of Cross Marketing, Inc., a registered broker dealer. LISI is not a significant source of revenues or expenses.

Lakeview Credit Card Services, Inc. ("LCCS")

      LCCS, a wholly owned subsidiary of the Savings Bank was formed in January 1996. On October 1, 1996, LCCS entered into a joint venture agreement with IMC Credit Card, Inc., ("IMCC") a wholly owned subsidiary of IMC, to market secured credit cards through IMCC's retail loan centers and correspondents. To date, no revenues have been generated.

North Properties, Inc. ("North Properties")

      North Properties, a wholly owned subsidiary of the Savings Bank, was formed in May 1997 to hold real estate owned properties.

Asset/Liability Management

      General. The difference between an institution's interest-earning assets and interest-bearing liabilities that mature or reprice within a specified time period, based on certain estimates and assumptions, is called its "gap." At July 31, 1997, the Savings Bank's cumulative one-year gap as a percentage of total assets was a negative 6.5%, making the Savings Bank vulnerable to increases in interest rates. A negative gap position in a period of rising interest rates generally results in a decrease in net interest income. Management of the Savings Bank believes that interest rates may continue to rise and that this could have a material impact on net interest income. When interest rates rise, interest income increases may only occur through the addition of new interest-earning assets at current rates and/or, to the extent that existing assets can be repriced, principally through prepayment and repayment of loan principal with reinvestment in higher rates. Because a higher volume of existing liabilities reprice relative to the assets, interest expense increases more rapidly than interest income. The opposite effect is realized on net interest margin and earnings when interest rates fall. Generally, the rates paid on existing interest-earning assets decrease more slowly than the rate on interest-bearing liabilities due to the difference in shorter repricing terms, with the result that net interest margin and earnings improve.

      The Savings Bank, like many other thrift institutions, is subject to interest rate risk as a result of the difference in the maturity on interest-bearing liabilities and interest-earning assets and the volatility of interest rates. Because most deposit accounts react more quickly to market interest rate movements than do traditional mortgage loans because of their shorter terms to maturity, sharp increases in interest rates will generally adversely affect the Savings Bank's earnings. Conversely, this mismatch will generally benefit the Savings Bank during periods of declining or stable interest rates. To reduce the potential volatility of the Savings Bank's earnings, management has adopted a strategy designed to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Savings Bank has been actively originating for retention in its portfolio fixed-rate and balloon mortgage loans with terms to maturity of five, seven and 15 years, and one, three and five year adjustable-rate mortgage loans. At July 31, 1997, approximately $114.0 million or 52.7% of the Savings Bank's loan portfolio consisted of adjustable-rate loans. All 30 year fixed-rate mortgage loans originated by the Savings Bank are sold into the secondary mortgage market.

The Savings Bank's strategy is designed to maintain a mix of adjustable-rate, and 15-year or less fixed-rate mortgage loans in its loan portfolio. In addition, the Savings Bank has purchased five and seven year balloon mortgage-backed securities and has increased its emphasis on making home equity loans which have 15 year terms to maturity and provide for adjustable interest rates.

      Gap Analysis. As rates on sources of funds have become deregulated and subject to competitive pressures, savings associations have become increasingly concerned with the extent to which they are able to match maturities of interest-earning assets and interest-bearing liabilities. Such matching is facilitated by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is considered to be interest rate sensitive if it will mature or reprice within a specific time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period over interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap theoretically would tend to adversely affect net interest income. Conversely, during a period of falling interest rates, a negative gap position would theoretically tend to result in an increase in net interest income. Based upon the assumptions used in the following table, at July 31, 1997, the Company's total interest-bearing liabilities maturing or repricing within one year exceed its total interest-earning assets maturing or repricing in the same time period by $33.3 million, representing a one-year cumulative "gap," as a percentage of total assets of negative 6.5%. As a result, the Company has limited vulnerability to increases in interest rates.

      The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at July 31, 1997, which are expected to reprice or mature in each of the future time periods shown. The amount of assets or liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability and assumed loan prepayments and deposit withdrawals. The Savings Bank's analysis of its interest-rate sensitivity, which is prepared quarterly by the Savings Bank, incorporates certain assumptions developed by the Savings Bank based on its actual experience concerning the amortization and prepayment of loans and other interest-earning assets and the withdrawal of deposits. Adjustable rate loans, and adjustable rate mortgage-backed securities will reprice at contractual repricing intervals. Fixed rate mortgage-backed securities are assumed to have an annual prepayment rate of 8%. For fixed-rate mortgage loans with the following types of security, the following annual prepayment rates are assumed: 10% for loans secured by one- to four family, 8% for loans secured by multi-family residential, and 8% for nonresidential and commercial property. For other residential loans and all non-residential loans, an annual prepayment rate of 9% was assumed. Decay Rates for NOW, money market accounts, and savings accounts were established at 4% to 30%, 12.5% to 25%, and 4% to 30%, respectively. These assumptions change over time based upon the current economic outlook. Management believes that these assumptions approximate actual experience and considers them appropriate and reasonable. However, the interest rate sensitivity of the Savings Bank's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions. No consideration has been provided for the impact of future commitments and loans in process.

      Certain shortcomings are inherent in the methods of analysis presented in the following table setting forth the maturing and repricing of interest-earning assets and interest-bearing liabilities. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates while interest rates on other types of assets may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to make scheduled payments on their adjustable-rate loans may decrease in the event of an interest rate increase. As a result, the actual effect of changing interest rates may differ from that presented in the following table.

                                                                                At July 31, 1997
                                       --------------------------------------------------------------------------------------------
                                                     Three                                            Over Ten
                                       Less Than     Months      Over One    Over Three  Over Five     Through     Over
                                         Three      Through      Through      Through     Through      Twenty     Twenty
                                         Months     One Year   Three Years   Five Years  Ten Years      Years     Years     Total
                                         ------     --------   -----------   ----------  ---------     -------    -----  ----------
                                                                                  (Dollars in Thousands)
Interest-earning assets:
Mortgage loans ........................$   6,320    $  13,699   $ 26,470     $  56,843   $  36,483    $  9,522  $    26  $ 149,363
Home equity, second mortgage and
 consumer loans .......................   32,657        1,528      4,602        13,498      10,079       3,628       21     66,013
Commercial loans ......................    8,982           --         --            --          --          --       --      8,982
Mortgage-backed securities held-to
  maturities...........................   16,376       17,259     19,994        23,434      17,969       7,004      213    102,249
Investment securities(1) ..............   25,900       11,780      8,552            --          --          --       --     46,232
Investment securities available for
  sale(2)..............................   57,266       32,160      5,929         1,049       2,813       5,279    1,096    105,592
                                       ---------    ---------   --------     ---------   ---------    --------  -------  ---------
                                       $ 147,501    $  76,426   $ 65,547     $  94,824   $  67,344    $ 25,433  $ 1,356  $ 478,431
Interest-bearing liabilities:
NOW and money market accounts .........$      --    $   4,588   $ 27,416     $  34,987   $  12,159    $     --  $    --  $  79,150
Savings and clubs accounts ............       --           --     22,790        37,983      15,193          --       --     75,966
Certificates of deposits ..............   59,138      129,894     24,042         2,463         134          --       --    215,671
FHLB of New York advances .............   39,000           --         --            --          --          --       --     39,000
FHLB of New York line of credit .......   20,250           --         --            --          --          --       --     20,250
Line of credit ........................    2,000           --         --            --          --          --       --      2,000
ESOP debt .............................    2,354           --         --            --          --          --       --      2,354
                                       ---------    ---------   --------     ---------   ---------    --------  -------  ---------
                                       $ 122,742    $ 134,482   $ 74,248     $  75,433   $  27,486    $   --    $    --  $ 434,391
Interest sensitivity gap ..............$  24,759    $ (58,056)  $ (8,701)    $  19,391   $  39,858    $ 25,433  $ 1,356  $  44,040

Cumulative interest sensitivity gap ...$  24,759    $ (33,297)  $(41,998)    $ (22,607)  $  17,251    $ 42,684  $44,040  $  44,040
Ratio of interest-earning assets to
  interest-bearing liabilities ........    120.2%      56.8 %     88.3 %       125.7 %     245.0  %         --%      --%     110.1%
Ratio of cumulative gap to total
  assets ..............................      4.9%      (6.5)%     (8.3)%        (4.4)%       3.4  %        8.4%     8.7%       8.7%


-------------------
(1) Includes investment in stock of Federal Home Loan Bank of New York totaling $3.6 million.
(2)   Includes equity securities.

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

                                                                         Year Ended July 31,
                                   -------------------------------------------------------------------------------------------------
                                               1995                            1996                                1997
                                   ------------------------------  --------------------------------    -----------------------------
                                   Average              Average    Average                 Average     Average              Average
                                   Balance   Interest  Yield/Cost  Balance    Interest   Yield/Cost    Balance   Interest Yield/Cost
                                   --------  --------  ----------  -------    --------   ----------    -------   -------- ----------
Interest-earning assets:
 Loans receivable(1).............  $139,442   $12,509       8.97%  $155,497     $14,131        9.09%  $192,822   $16,841      8.73%
 Mortgage-backed securities......   171,867    11,163       6.50    149,373       9,605         6.43   112,464     7,319      6.51
 Investment securities(2)........    66,204     4,535       6.85     47,672       3,004         6.30    44,241     3,426      7.75
 Investment and mortgage-backed
   securities available for sale
   (6)...........................     8,060       223       2.77     58,719       4,232         7.21    93,307     5,256      5.63
                                   --------   -------       ----   --------     -------        ----   --------   -------      ----
  Total interest-earning assets..  $385,573   $28,430       7.37%  $411,261     $30,972        7.53%  $442,834   $32,842      7.42%
                                    =======    ======      =====    =======      ======        ====    =======    ======      ====

Non-interest-earning assets......    31,983                          29,502                             30,058
                                   --------                        --------                           --------
  Total assets...................  $417,556                        $440,763                           $472,892
                                   ========                        ========                           ========

Interest-bearing liabilities:
 Deposit accounts................  $330,542   $11,944       3.61%  $340,771     $14,064        4.12%  $345,829   $13,987      4.04%
 Borrowings......................    26,902     1,595       5.93     42,162       2,485         5.89    59,810     3,331      5.57
                                   --------   -------       ----   --------     -------        ----   --------   -------      ----
   Total interest-bearing
   liabilities...................  $357,444   $13,539       3.79%  $382,933     $16,549        4.32%  $405,639   $17,318      4.27%
                                   ========   =======       ====   ========     =======        ====   ========   =======      ====

Non-interest bearing liabilities.  $ 11,995                       $  12,212                          $  20,939
                                   --------                       ---------                          ---------
 Total liabilities...............  $369,439                       $ 395,145                           $426,578
                                   ========                       =========                           ========
Stockholders' equity.............  $ 48,117                       $  45,618                          $  46,314
                                   --------                       ---------                          ---------
 Total liabilities and
  stockholders...................  $417,556                       $ 440,763                           $472,892
                                   ========                       =========                           ========
Net interest income..............             $14,891                           $14,423                          $15,524
                                              =======                           =======                          =======
Interest rate spread(3)..........                           3.58%                              3.21%                          3.15%
                                                            ====                               ====                           ====
Net yield on interest-earning
  assets(4)......................                           3.86%                              3.51%                          3.51%
                                                            ====                               ====                           ====
Ratio of average interest-earning
  assets to average interest-
  bearing liabilities............                           1.08X                              1.08X                          1.09X
                                                            ====                               ====                           ====


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

                                                            Year Ended July 31,
                              ----------------------------------------------------------------------------------------
                                        1995 vs. 1996                                1996 vs. 1997
                              ---------------------------------------     --------------------------------------------
                                      Increase (Decrease)                          Increase (Decrease)
                                             Due to                                       Due to
                              ---------------------------------------     --------------------------------------------
                                                    Rate/                                         Rate/
                               Volume      Rate     Volume       Net       Volume      Rate      Volume        Net
                              --------   --------  ---------   -------    ---------  ---------  ---------  -----------
                                                            (In Thousands)
Interest income:
 Loans receivable .........   $ 1,440    $   163    $    19    $ 1,622    $ 3,392    $  (550)   $  (132)   $ 2,710
 Mortgage-backed securities    (1,461)      (112)        15     (1,558)    (2,373)       116        (29)    (2,286)
 Investment securities ....    (1,269)      (363)       101     (1,531)      (216)       687        (49)       422
Investment and mortgage-
   backed securities
   available for sa1e .....     1,402        358      2,249      4,009      2,493       (925)      (544)     1,024
                              -------    -------    -------    -------    -------    -------    -------    -------
  Total interest-earning
    assets ................   $   112    $    46    $ 2,384    $ 2,542    $ 3,296    $  (672)   $  (754)   $ 1,870
                              =======    =======    =======    =======    =======    =======    =======    =======

Interest expense:
 Savings accounts .........   $   370    $ 1,698    $    52    $ 2,120    $   209    $  (282)   $    (4)   $   (77)
 Borrowings ...............       904         (9)        (5)       890      1,040       (137)       (57)       846
                              -------    -------    -------    -------    -------    -------    -------    -------
   Total interest-bearing
    liabilities ...........   $ 1,274    $ 1,689    $    47    $ 3,010    $ 1,249    $  (419)   $   (61)   $   769
                              =======    =======    =======    =======    =======    =======    =======    =======

Net change in interest
  income ..................   $(1,162)   $(1,643)   $ 2,337    $  (468)   $ 2,047    $  (253)   $  (693)   $ 1,101
                              =======    =======    =======    =======    =======    =======    =======    =======



Employees

      At July 31, 1997, the Savings Bank had 69 full-time and 36 part-time employees. None of the Savings Bank's employees are represented by a collective bargaining group. The Savings Bank believes that its relationship with its employees is good.

                                   REGULATION

      Set forth below is a brief description of certain laws which related to the regulation of the Holding Company and the Savings Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

      General. The Holding Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Holding Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Holding Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Association and not for the benefit of stockholders of the Holding Company.

      Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Holding Company generally is not subject to activity restrictions, provided the Association satisfies the Qualified Thrift Lender ("QTL") test. If the Holding Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Holding Company and any of its subsidiaries (other than the Association or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "-- Regulation of the Savings Bank - Qualified Thrift Lender Test."

Regulation of the Savings Bank

      Insurance of Deposit Accounts. The Savings Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The FDIC may also prohibit an insured depository institution from engaging in any activity the FDIC determines to pose a serious threat to the SAIF.

      The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase deposit insurance rates on a semi-annual basis if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. Prior to September 30, 1996, savings associations paid within a range of .23% to .31% of domestic deposits and the SAIF was substantially underfunded. By comparison, prior to September 30, 1996, members of the Bank Insurance Fund ("BIF"), predominantly commercial banks, were required to pay substantially lower, or virtually no, federal deposit insurance premiums.

      Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Savings Bank of approximately .657% of deposits held on March 31, 1995. The Savings Bank recorded a $2.2 million pre-tax expense for this assessment at September 30, 1996. Beginning January 1, 1997, deposit insurance assessments for SAIF members were reduced to approximately .064% of deposits on an annual basis; this rate may continue through the end of 1999. During this same period, BIF members are expected to be assessed approximately .013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and the SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Savings Bank declined by approximately 70% from rates in effect prior to September 30, 1996.

      Capital Requirements. Under FDIC regulations, the Savings Bank is required to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total risk-weighted assets of 4%. For institutions other than those most highly rated by the FDIC, an additional "cushion" of at least 100 to 200 basis points is required. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less certain intangible assets, deferred tax assets, certain identified losses and certain investments in securities subsidiaries. As a SAIF-insured, state-chartered bank, the Savings Bank must currently also deduct from Tier 1 capital an amount equal to its investments in, and extensions of credit to, subsidiaries engaged in certain activities not permissible for national banks.

      In addition to the leverage ratio, the Savings Bank must maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least
8.0%, of which at least four percentage points must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of over 20 years and certain other capital instruments. The includable amount of Tier 2 capital cannot exceed the institution's Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank's investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks and certain other deductions. Under the FDIC risk-weighted system, all of a bank's balance sheet assets and the credit equivalent amounts of certain off-balance sheet items are assigned to risk weight categories. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category. The sum of these weighted values equals the bank's risk-weighted assets.

      Pursuant to New Jersey banking law the minimum leverage capital for a depository institution is a ratio of Tier 1 capital to total risk-weighted assets of four percent. However, the Commissioner of the Department may require a higher ratio for a particular depository institution.

      New Jersey banking law requires that a depository institution maintain qualifying capital of at least eight percent of its risk weighted assets. At least four percent of this qualifying capital shall be in the form of Tier 1 capital. For purposes of New Jersey banking law, risk weighted assets, Tier 1 capital, and total assets are defined in the same manner as in the FDIC regulations.

      The Savings Bank was in compliance with both the FDIC and New Jersey capital requirements at July 31, 1997.

      Capital Distributions. Earnings of the Savings Bank appropriated to bad debt reserves and deducted for Federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by the Savings Bank on the amount of earnings removed from the reserves for such distributions.

      Dividends payable by the Savings Bank to the Company and dividends payable by the Company to stockholders are subject to various additional limitations imposed by federal and state laws, regulations and policies adopted by federal and state regulatory agencies. The Savings Bank is required by federal law to obtain FDIC approval for the payment of dividends if the total of all dividends declared by the Savings Bank in any year exceed the total of the Savings Bank's net profits (as defined) for that year and the retained net profits (as defined) for the preceding two years, less any required transfers to surplus. Under New Jersey law, the Savings Bank may not pay dividends unless, following payment, the capital stock of the Savings Bank would be unimpaired and (a) the Savings Bank will have a surplus of not less than 50% of its capital stock, or, if not,
(b) the  payment of such  dividends  will not reduce the  surplus of the Savings
Bank.

      Under applicable regulations, the Savings Bank would be prohibited from making any capital distributions if, after making the distribution, the Savings Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%, unless a higher ratio is required by the Commissioner of the Department.

      New Jersey banking regulations require that a depository institution maintain qualifying capital of at least 8% of its risk weighted assets. At least 4% of this qualifying capital shall be in the form of Tier 1 capital. For purposes of New Jersey banking law, risk weighted assets, Tier 1 capital, and total assets are defined in the same manner as in the FDIC regulations.

      The Savings Bank was in compliance with both the FDIC and New Jersey capital requirements at July 31, 1997.

      Federal Home Loan Bank System. The Savings Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLB of New York is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. The FHLB of New York makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

      As a member, the Savings Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.

      Qualified Thrift Lender Test. The Savings Bank must maintain an appropriate level of certain investments ("Qualified Thrift Investments") and otherwise qualify as a "Qualified Thrift Lender" ("QTL"), in order to continue to enjoy full borrowing privileges from the FHLB of New York. The required percentage of Qualified Thrift Investments is 65% of portfolio assets. In addition, savings banks may include shares of stock of the Federal Home Loan Banks, FNMA and FHLMC as qualifying QTL assets. Compliance with the QTL test is measured on a monthly basis in nine out of every 12 months. As of July 31, 1997, the Savings Bank was in compliance with its QTL requirement.

      Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy the liquidity requirements that are imposed by the NJDB. At July 31, 1997, the Savings Bank met these reserve requirements.

      State-chartered savings banks have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings banks to exhaust all reasonable alternative sources before borrowing from the Federal Reserve System. The Savings Bank had no discount window borrowings at July 31, 1997.

Item  2.  Properties and Equipment
----------------------------------

      The Company and the Savings Bank operate from their main office and 7 branch offices. The Savings Bank leases three branch offices. The remainder of the branch offices are owned by the Savings Bank.

Item 3.  Legal Proceedings
--------------------------

      There are various claims and lawsuits in which the Company or the Savings Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Savings Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Savings Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

      The information contained in the section captioned "Market For Common Stock" in the Management Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report to Shareholders for fiscal year ended July 31, 1997 (the "Annual Report") is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

      The information contained in the section captioned "Selected Financial Data" of the Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

      The  information   contained  in  the  section   captioned   "Management's
Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements
-----------------------------

      The Company's financial statements listed under Item 14 are incorporated herein by reference.

Item 9. Change In and Disagreements with Accountants on Accounting and Financial
--------------------------------------------------------------------------------
Disclosure
----------

      Not applicable.

                                   PART III


Item 10.  Directors and Executive Officers
------------------------------------------

     The  information  contained  under the sections  captioned  "Section  16(a)
Beneficial Ownership Reporting Compliance," "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" and "Biographical Information" in the Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation
---------------------------------

      The information contained under the section captioned "Director and Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      (a)   Security Ownership of Certain Beneficial Owners

            Information required by this item is incorporated herein by reference to the first chart in the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

      (b)   Security Ownership of Management

            Information required by this item is incorporated herein by reference to the first chart in the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

      (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

      The   information   contained   under  the  section   captioned   "Certain
Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

      (a) Listed below are all financial statements and exhibits filed as part of this report.

            (1) The consolidated balance sheets of Lakeview Financial Corp. and subsidiaries as of July 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended July 31, 1997, together with the related notes and the independent auditors' report of KPMG Peat Marwick LLP, independent certified public accountants.

            (2)   Schedules omitted as they are not applicable.

      (3)   Exhibits

      The following exhibits are filed as part of this report.

       3.1  Certificate of Incorporation of Lakeview Financial Corp.*
       3.2  Bylaws of Lakeview Financial Corp.*
       4    Stock Certificate of Lakeview Financial Corp.*
      10.1  Form of Lakeview Savings Bank 1993 Stock Option Plans*
      10.2  Lakeview   Savings  Bank  Management  Stock  Bonus  Plan  and  Trust
            Agreement*
      10.3  Employment Agreements**
      10.4  Supplemental Retirement Plan for Senior Officers***
      11    Statement re Computation of Earnings Per Share
      13    Portions of the 1997 Annual Report to Stockholders
      21    Subsidiaries of the Registrant (See - "Part I - Business").
      23    Independent Auditors' Consent
      27    Financial Data Schedule (electronic filing only)


* Incorporated herein by reference to the registration statement on Form S-4 (File No. 33-77646).
** Incorporated herein by reference to the Form 10-K for fiscal year ended July 31, 1994.
*** Incorporated herein by reference to the Form 10-K for fiscal year ended July 31, 1996.

      (b) On September 10, 1997, the Company filed a Form 8-K reporting the announcement of the definitive merger agreement with Westwood Financial Corporation.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of October 28, 1997.

                                          LAKEVIEW FINANCIAL CORP.



                                    By:   /s/ Kevin J. Coogan
                                          -------------------------------------
                                          Kevin J. Coogan
                                          President, Chief Executive
                                          Officer and Director

      Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of October 28, 1997.


By: /s/ Kevin J. Coogan                   By: /s/ Leo J. Dean
   -------------------------------------     -----------------------------------
      Kevin J. Coogan                           Leo J. Dean
      President, Chief Executive Officer        Director
      and Director




By: /s/ Leo J. Costello                   By: /s/ Michael R. Rowe
   -------------------------------------     ----------------------------------
      Leo J. Costello                           Michael R. Rowe
      Chairman of the Board                     Director




By: /s/ Robert J. Davenport               By: /s/ Dennis D. Pedra
   -------------------------------------     ----------------------------------
      Robert J. Davenport                       Dennis D. Pedra
      Director                                  Director



By: /s/ Vincent A. Scola                  By: /s/ Anthony G. Gallo
   -------------------------------------     ----------------------------------
      Vincent A. Scola                          Anthony G. Gallo
      Director                                  Vice President and Chief
                                                  Financial Officer