Form 10-Q
period 1997-10-31
LAKEVIEW FINANCIAL CORP /NJ/
filed 1997-12-15
CIK 921692

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ----
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             October 31, 1997

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                ------------------    ------------------

                         Commission file number: 0-25106

                            Lakeview Financial Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New Jersey                                                       22-3334052
------------------------------------------------------       -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   1117 Main Street Paterson, New Jersey 07503
                   -------------------------------------------
               (Address of principal executive offices, zip code)

                                 (201) 742-3060
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: December 5, 1997

            Class                                           Outstanding
----------------------------                              ----------------
$1.00 par value common stock                              4,164,387 shares

                    LAKEVIEW FINANCIAL CORP. and SUBSIDIARIES

                                    CONTENTS

PART I - FINANCIAL INFORMATION                                              Page

Item 1:   Financial Statements

          Unaudited Consolidated Statements of Financial Condition
          as of October 31, 1997 and July 31, 1997                            3

          Unaudited Consolidated Statements of Income for the Three
          Months Ended October 31, 1997 and 1996                              4

          Unaudited Consolidated Statements of Cash Flows for the Three
          Months Ended October 31, 1997 and 1996                              5

          Notes to Unaudited Consolidated Financial Statements                7

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                10

PART II - OTHER INFORMATION

Item 1:   Legal Proceedings                                                  14

Item 2:   Changes in Securities                                              14

Item 3:   Defaults Upon Senior Securities                                    14

Item 4:   Submission of Matters to a Vote of Security Holders                14

Item 5:   Other Information                                                  14

Item 6:   Exhibits and Reports on Form 8-K                                   14

Signatures                                                                   15

LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF CONDITION
AS OF OCTOBER 31 AND JULY 31, 1997

---------------------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)               (Unaudited)
                                                                          October 1997               July 1997
-------------------------------------------------------------------------------------------     ---------------------
Assets
Cash on hand and in banks                                                       $6,482,274                $5,399,466
Investment securities held to maturity, net                                     45,816,417                42,681,799
Investment securities available for sale, net                                  109,118,930               105,592,249
Mortgage-backed securities held to maturity, net                                97,956,618               102,248,545
Loans receivable, net                                                          233,514,164               224,563,595
Real estate owned, net                                                           1,761,637                 1,929,447
Federal Home Loan Bank of New York stock, at cost                                3,800,000                 3,550,000
Accrued interest receivable, net                                                 3,959,441                 3,475,581
Office properties and equipment, net                                             3,976,046                 4,027,940
Excess of cost over fair value of assets acquired                                8,526,064                 8,856,136
Other assets                                                                     3,063,245                 3,557,442
===========================================================================================     =====================
Total assets                                                                  $517,974,836              $505,882,200
===========================================================================================     =====================

Liabilities and Shareholders' Equity
Deposits                                                                      $369,056,018              $370,787,103
Borrowings                                                                      83,450,000                61,250,000
Borrowings - (ESOP) obligation                                                   2,332,375                 2,353,825
Advance payments by borrowers for taxes and insurance                              267,978                 2,259,134
Net deferred tax liabilitiy                                                      5,815,666                 6,094,000
Other liabilities                                                                1,693,331                 1,329,003
-------------------------------------------------------------------------------------------     ---------------------
Total liabilities                                                              462,615,368               444,073,065

Shareholders' Equity
Common stock: $1.00 par value; authorized 10,000,000
     shares, issued 6,441,504 shares and outstanding
     4,164,387 shares at October 31, 1997                                        6,441,504                 6,441,504
Additional paid-in capital                                                      33,277,112                33,188,027
Retained income substantially restricted                                        29,743,857                28,617,200
Unrealized gain on securities available for sale, net of taxes                  14,290,563                14,457,898
Treasury stock at cost                                                         (25,010,210)              (17,357,996)
Common stock acquired by ESOP                                                   (2,325,710)               (2,407,250)
Common stock acquired by MSBP                                                   (1,057,648)               (1,130,248)
-------------------------------------------------------------------------------------------     ---------------------
Total shareholders' equity                                                      55,359,468                61,809,135

===========================================================================================     =====================
Total liabilities and shareholders' equity                                    $517,974,836              $505,882,200
===========================================================================================     =====================

Stated book value per share                                                         $13.29                    $13.71
Tangible book value per share                                                       $11.25                    $11.74

                                       3

LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996

----------------------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)                (Unaudited)
                                                                                          1997                       1996
-------------------------------------------------------------------------------------------------------      ---------------------
Interest income:
     Loans receivable                                                                       $5,183,596                 $3,763,828
     Mortgage-backed securities held to maturity                                             1,635,489                  1,967,158
     Investment securities held to maturity                                                    937,332                    841,367
     Investment securities available for sale                                                1,214,099                  1,485,717
-------------------------------------------------------------------------------------------------------      ---------------------
          Total interest income                                                              8,970,516                  8,058,070

Interest expense:
     Interest on deposits                                                                    3,568,271                  3,426,070
     Interest on borrowings                                                                  1,068,140                    782,461
-------------------------------------------------------------------------------------------------------      ---------------------
          Total interest expense                                                             4,636,411                  4,208,531

Net interest income before provision for loan losses                                         4,334,105                  3,849,539
     Provision for loan losses                                                                 300,518                    105,000
-------------------------------------------------------------------------------------------------------      ---------------------
Net interest income after provision for loan losses                                          4,033,587                  3,744,539

Other Income:
     Loan fees and service charges                                                             323,604                    272,468
     Net realized (loss) gain on sale of investments                                           (13,056)                   764,050
     Other operating income                                                                    434,717                    577,439
-------------------------------------------------------------------------------------------------------      ---------------------
          Total other income                                                                   745,265                  1,613,957

Other expense:
     Compensation and employee benefits                                                      1,507,226                  1,252,992
     Office occupancy and equipment expense                                                    230,504                    228,799
     Net loss from real estate owned activities                                                 41,487                     19,561
     Other operating expense                                                                   713,648                    751,248
     SAIF recapitalization assessment                                                                0                  2,218,674
     Amortization of the excess of cost over fair value of net asets acquired                  330,072                    330,072
-------------------------------------------------------------------------------------------------------      ---------------------
          Total other expense                                                                2,822,937                  4,801,346

Net income before taxes                                                                      1,955,915                    557,150
     Total federal and state income tax                                                        689,600                    211,000
-------------------------------------------------------------------------------------------------------      ---------------------
Net Income                                                                                  $1,266,315                   $346,150
=======================================================================================================      =====================

Net income per share                                                                             $0.26                      $0.07
Weighted average numbers of shares                                                           4,822,350                  5,141,814

LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996

----------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)        (Unaudited)
                                                                                              1997               1996
---------------------------------------------------------------------------------------------------------  -----------------
Cash flows from operating activities:
    Net Income                                                                                $1,266,315           $346,150
Adjustment to reconcile net income to net cash provided
 by operating activities :
    Amortization of excess of cost over fair value of assets acquired                            330,072            330,072
    Amortization of discounts and premiums, net                                                 (181,987)          (136,054)
    Provision for losses on loans                                                                300,518            105,000
    Gain on sale of loans                                                                              0               (813)
    Gain on sale of real estate owned                                                                  0            (25,700)
    Net realized (gain) loss on sale of investments available for sale                           136,337           (342,075)
    Net realized gain on sale of trading securities                                             (123,281)          (421,975)
    Increase in accrued interest receivable                                                     (483,860)          (420,012)
    Increase (decrease) in deferred loan fees                                                      3,883            (15,893)
    Decrease in other assets                                                                     494,197          1,020,836
    Decrease in net dererred tax liability                                                      (156,098)                 0
    Increase in other liabilities                                                                364,328          1,023,698
    Amortization of ESOP shares                                                                  170,625            129,635
    Amortization of MSBP shares                                                                   72,600            139,838
    Depreciation of office properties and equipment, net                                          78,575             74,157
---------------------------------------------------------------------------------------------------------  -----------------
              Net cash provided by operating activities:                                       2,272,224          1,806,864

Cash flows from investing activities:
    Loan origination net of principal payments                                                (9,244,717)       (15,977,407)
    (Increase) decrease in Federal Home Loan Bank stock                                         (250,000)            67,500
    Purchase of investment securities available for sale                                      (6,387,275)       (13,010,675)
    Proceeds from sale of investment securities available for sale                             1,886,000          8,726,286
    Principal payments on investment securities available for sale                               568,863            463,479
    Purchase of trading securities                                                            (6,400,290)        (2,886,880)
    Proceeds from sale of trading securities                                                   6,523,571          3,308,855
    Purchase of investment securities held to maturity                                        (5,691,198)                 0
    Proceeds from maturity of investment securities held to maturity                           2,750,000                  0
    Principal payments on mortgage-backed securities held to maturity                          4,250,065          4,444,417
    Proceeds from sale of real estate owned                                                      167,810            120,233
    Increase in office properties and equipment                                                  (26,681)           (40,978)
---------------------------------------------------------------------------------------------------------  -----------------
              Net cash used in investing activities                                          (11,853,852)       (14,785,170)

LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
FOR THE THREE MONTHS ENDED OCTOBER 31, 1996 AND 1997

----------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)        (Unaudited)
                                                                                              1997               1996
---------------------------------------------------------------------------------------------------------  -----------------
Cash flows from financing activities:
    Increase (decrease) in deposits, net                                                      (1,731,085)         6,742,031
    Increase in borrowings, net                                                               22,178,550          3,465,625
    Decrease in advance payments by borrowers for taxes, net                                  (1,991,156)          (346,445)
    Purchase of treasury stock                                                                (7,652,214)          (127,500)
    Dividend paid                                                                               (139,658)          (141,607)
---------------------------------------------------------------------------------------------------------  -----------------
              Net cash provided by financing activities                                       10,664,437          9,592,104
---------------------------------------------------------------------------------------------------------  -----------------

              Net change in cash and cash equivalents                                          1,082,808         (3,386,202)
Cash and cash equivalents at beginning of period                                               5,399,466          6,902,040
---------------------------------------------------------------------------------------------------------  -----------------

Cash and cash equivalents at end of period                                                    $6,482,274         $3,515,838
=========================================================================================================  =================



Cash paid during period for:

              Interest                                                                        $3,462,456         $3,426,070
              Income Taxes                                                                      $103,000                 $0

Supplemental disclosures of non-cash investing activities:

              Transfer of loans receivable to real estate owned                                       $0           $182,500

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

These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the statement of financial condition, statement of operations, and statement of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the three months ended October 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year July 31, 1998 or any other interim period.

These statements should be read in conjunction with the consolidated statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended July 31, 1997.

(2)  Net Income per Share

Net income per common share is calculated by dividing net income by the weighted average number of total common stock shares and average number of common stock equivalents outstanding during the three month periods ended October 31, 1997 and 1996. The weighted average number of shares outstanding during the quarter ended October 31, 1997, was 4,822,350. Per share data has been adjusted to reflect the 10% stock dividends paid during 1995, 1996 and 1997. On September 4, 1997, Lakeview Financial Corp. declared a two for one stock split payable on October 15, 1997. Share data has been adjusted to reflect the stock split. At October 31, 1997 and 1996 respectively, the weighted average number of shares outstanding include 198,570 and 108,608 shares committed to be released for the Savings Bank's ESOP.

Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 replaces presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted and requires restatement of all prior-period EPS data presented.

The pro forma basic EPS for the three month period ended October 31, 1997 was $.31 per share. The diluted EPS is not expected to be materially different from the earnings per share disclosed in the income statement.

(3)  Non Performing Loans and the Allowance for Loan Losses

Non-performing assets (loans 90 days or more delinquent, non-accrual loans, real estate owned and other non-performing assets) totaled $5.9 million or 1.14% of total assets at October 31, 1997, as compared to $5.7 million or 1.13% of total assets at July 31, 1997.

Non performing loans at October 31, 1997, and July 31, 1997, are as follows:

                                      October 31, 1997             July 31,1997
                                      ----------------             ------------

Loans delinquent 90 days or more          $4,146,671                 $3,810,868
As a percentage of total loans                   1.8%                       1.7%

An analysis of the allowance for loan losses for the three month period ended October 31, 1997 and 1996 is as follows:

                                      For the three          For the three
                                      months ended           months ended
                                      October 31, 1997       October 31, 1996
                                      ----------------       ----------------

Balance at beginning of period           $3,411,461             $3,073,158
Provision charged to operations             300,518                105,000
Charge-offs,                               (183,031)               (39,965)
Recoveries                                   10,754                 10,981
                                          ---------              ---------
Balance at end of period                 $3,539,702             $3,149,174
                                         ==========             ==========

(4) Borrowings

Federal Home Loan Bank line of credit increased $15.8 million for the quarter ended October 31, 1997. The line of credit is at an interest rate of 5.81% and maturity is due on November 3, 1997. The line of credit the Savings Bank had entered into with one major national broker/dealer increased $7.4 million for the quarter ended October 31, 1997. The line of credit is at an interest rate of 8.25%. Federal Home Loan Bank advances decreased $1.0 million for the quarter ended October 31, 1997. The weighted average interest rate is 5.73%.

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

Comparison of Financial Condition at October 31, 1997 and July 31, 1997
-----------------------------------------------------------------------

Total assets increased $12.1 million, or 2.4%, to $518.0 million at October 31, 1997, from $505.9 million at July 31, 1997. The increase was primarily due to increases in loans receivable, net, of $9.0 million, $250 thousand in Federal Home Loan Bank Stock, $3.5 million in investment securities available for sale, and $3.1 million in investment securities held to maturity, offsetting declines of $4.3 million in mortgage-backed securities held to maturity.

Investment securities available for sale ("investment securities") increased $3.5 million to $109.1 million at October 31, 1997 from $105.6 million at July 31, 1997. The increase was mainly attributable to the purchase of investment securities in the amount of $6.4 million, offset by a decrease in market value of $457 thousand (before tax), sales of $2.0 million and principal repayments of $569 thousand. Pursuant to SFAS 115, investment securities available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of income tax, as a separate component of equity.

Mortgage backed securities held to maturity decreased $4.2 million, or 4.2%, to $98.0 million at October 31, 1997, from $102.2 million at July 31, 1997. This was attributed to principal repayments of $4.2 million. The funds were primarily used to fund the growth in loans receivable.

Loans receivable increased $8.9 million, or 4.0%, to $233.5 million at October 31, 1997, from $224.6 million at July 31, 1997. The increase was the result of the concerted efforts of a seasoned branch staff and specialized lending officers and senior management.

Deposits, after interest credited, decreased $1.7 million, or .47%, to $369.1 million at October 31, 1997, from $370.8 million at July 31, 1997. The decrease was due to a net decrease in deposits before interest of $5.2 million, offset by interest credited to deposits of $3.5 million.

Borrowings increased $22.2 million, or 36.2%, to $83.5 million at October 31, 1997, from $61.3 million at July 31, 1997. This was primarily due to the increase in the Federal Home Loan Bank line of credit of $15.8 million, or 78.2% to $36.0 million at October 31, 1997, from $20.2 million at July 31, 1997. The line of credit the Savings Bank entered into with one major national broker increased $7.4 million, or 370.0% to $9.4 million at October 31, 1997 from $2.0 million at July 31, 1997. Offsetting the increase, Federal Home Loan Bank advances decreased $1.0 million, or 2.6% to $38.0 million at October 31, 1997 from $39.0 million at July 31, 1997. During the period ended October 31, 1997, the Savings Bank used borrowings and principal repayments on mortgage backed securities held to maturity to fund the growth in loans receivable, investment securities held to maturity, investment securities available for sale, and the repurchase of common stock.

Shareholders' equity decreased $6.5 million during the three months ended October 31, 1997, to $55.4 million. This was primarily due to the repurchase of $7.7 million in common stock, decrease in the unrealized gains on securities available for sale of $167 thousand, and cash dividends of $140,000, offsetting the decrease was net income of $1.3 million and amortization of ESOP shares of $243 thousand.

Comparison of Operating Results For The Three Months Ended October 31, 1997
---------------------------------------------------------------------------
and 1996
--------

Interest Income: Total interest income increased $912 thousand to $9.0 million for the quarter ended October 31, 1997, compared to $8.1 million for the quarter ended October 31, 1996. The increase was mainly due to growth in the level of interest earning assets, primarily in loans receivable, net, and an increase in the average yield on interest earning assets from 7.46% to 7.48%. The average balance in interest earning assets for the three months ended October 31, 1997, increased $47.9 million, or 11.1% to $479.6 million from $431.7 million for the same period in 1996.

Interest Expense: Total interest expense increased $428 thousand to $4.6 million for the quarter ended October 31, 1997, compared to $4.2 million for the quarter ended October 31, 1996. The increase was due to growth in the level of interest bearing liabilities, and a increase in the average cost. Average interest bearing liabilities increased $20.5 million or 5.1% to $419.2 million for the quarter ended October 31, 1997, from $398.7 million for the quarter ended October 31, 1996. The cost increased 20 basis points to 4.42% for the three months ended October 31, 1997 from 4.22% for the same period in 1996.

Net Interest Income: Net interest income before provision for loan losses increased $485 thousand or 12.6%, to $4.3 million for the three months ended October 31, 1997, from $3.8 million for the same period in 1996.

Provision For Loan Losses: For the comparison period, the provision for loan losses increased $196,000, or 186.2%, to $300,518 compared to $105,000 for the same period ended October 31, 1996, due to loan growth and a change in the mix of the loan portfolio. Management of the Savings Bank regularly accesses the credit risk of the loan portfolio based on information available at such times, including trends in the local real estate market and levels of the Savings Bank's non-performing loans and assets. The assessment of the adequacy of the allowance for loan losses involve subjective judgement regarding future events and thus there can be no assurance that additional provision for loan losses will not be required in future periods.

Other Income: Other income decreased $869 thousand during the comparison period to $745 thousand or 53.8%, from $1.6 million. The decline was primarily due to the recognition of $204,000 in non-recurring gains from the sale of a subsidiary and $764,000 in gains from the sale of investments during the quarter ended October 31, 1996 and a loss of $13,000 from the investment securities available for sale portfolio at October 31, 1997. The loss on the sale of investment securities available for sale for the quarter ended October 31, 1997 is not necessarily indicative of the results expected for the fiscal year ending July 31, 1998. The Savings Bank elected not to participate in the sale of investments during the period ended October 31, 1997.

Other Expense: For the comparison period, other expense decreased $2.0 million, or 41.2%, to $2.8 million for the three months ended October 31, 1997, from $4.8 million for the three months ended October 31, 1996. Other expense primarily decreased due to the recognition for the three months ended October 31, 1996 of a $2.2 million special assessment required to recapitalize the SAIF. The decrease was offset by an increase in compensation expense of $254,000 and a $22,000 increase in net loss from real estate owned activities as compared to the same period in 1996. Compensation increased $254 thousand, or 20.2% to $1.5 million at October 31, 1997 as compared to $1.3 million at October 31, 1996. The increase was mainly attributed to the amortization of the ESOP of $76 thousand due to the increase of market value of the Company's stock and $155,000 in compensation due to an increase cost and increased staff for the Company's subsidiary Lakeview Mortgage Depot, Inc. Net loss on real estate owned operations increased $22 thousand, or 112.1% to $41 thousand at October 31, 1997 as compared to $20 thousand at October 31, 1996. Management will continue to liquidate real estate owned whenever possible.

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

The Savings Bank's liquid assets consist of cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets are dependent on the Savings Bank's operating, financing and investment activities during any given period. At October 31, 1997, cash and cash equivalents totaled $6,482,274.

The Savings Bank anticipates that it will have sufficient funds available to meet its current commitments. As of October 31, 1997, the Savings Bank had commitments to fund loans of $6,647,250.

The Savings Bank had leverage, Tier 1 and risk-based capital ratios of 7.6%, 13.2%, and 14.5% at October 31, 1997, which exceeded the FDIC's respective minimum requirements of 4.00%, 4.00% and 8.00%. The Savings Bank was classified as a "well capitalized" institution by the FDIC as of October 31, 1997.

                    LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

                  From time to time, the Savings Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans. Neither the Registrant nor the Savings Bank was engaged in any legal proceeding of a material nature as of October 31, 1997.

ITEM 2.           CHANGES IN SECURITIES

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5.           OTHER MATERIALLY IMPORTANT EVENTS

                  On September 4, 1997, the Company announced a declaration of a cash dividend of $.0625 per share to shareholders of record on September 18, 1997, payable on October 2, 1997. On September 4, 1997, the Company also announced a declaration of a 100% stock dividend to shareholders of record on October 1, 1997, payable on October 15, 1997. On December 12, 1997, the Company announced their first quarter earnings and cash dividend payable on January 9, 1998 to stockholders of record as of December 26, 1997.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibit 27. Financial Data Schedule (included in electronic filing only).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Lakeview Financial Corp.


Date:  December 15, 1997                /s/ Kevin J. Coogan
                                        ------------------------
                                             Kevin J. Coogan
                                            President and CEO
                                        (Principal Executive Officer)






Date:  December 15, 1997                /s/ Anthony G. Gallo
                                        ------------------------
                                             Anthony G. Gallo
                                          Vice President and CFO
                                       (Principal Financial Officer)