Form 10-Q
period 1998-01-31
LAKEVIEW FINANCIAL CORP /NJ/
filed 1998-03-12
CIK 921692

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ----    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  January 31, 1998

                                       OR

   ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                         Commission file number: 0-25106

                            Lakeview Financial Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New Jersey                                                       22-3334052
-------------------------------------------------------      -------------------
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

                                 NOT APPLICABLE
           ----------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: March 10, 1998
                                                            --------------

            Class                                              Outstanding
----------------------------                                ----------------
$2.00 par value common stock                                4,285,685 shares

                    LAKEVIEW FINANCIAL CORP. and SUBSIDIARIES

                                    CONTENTS

PART I - FINANCIAL INFORMATION                                              Page

Item 1:           Financial Statements

                  Unaudited Consolidated Statements of Financial Condition
                  as of January 31, 1998 and July 31, 1997                    3

                  Unaudited Consolidated Statements of Income for the Three
                  Months Ended January 31, 1998 and 1997                      4

                  Unaudited Consolidated Statements of Income for the Six
                  Months Ended January 31, 1998 and 1997                      5

                  Unaudited Consolidated Statements of Cash Flows for the Six
                  Months Ended January 31, 1998 and 1997                      6

                  Notes to Unaudited Consolidated Financial Statements        8

Item 2:           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        11

PART II -  OTHER INFORMATION

Item 1:           Legal Proceedings                                          17

Item 2:           Changes in Securities                                      17

Item 3:           Defaults Upon Senior Securities                            17

Item 4:           Submission of Matters to a Vote of Security Holders        17

Item 5:           Other Information                                          17

Item 6:           Exhibits and Reports on Form 8-K                           17

Signatures                                                                   18

LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF CONDITION
AS OF JANUARY 31, 1998 AND JULY 31, 1997
--------------------------------------------------------------------------------------------
                                                                  (Unaudited)   (Unaudited)
                                                                  January 1998   July  1997
------------------------------------------------------------------------------  -------------
Assets
------
Cash on hand and in banks                                           $7,847,566    $5,399,466
Investment securities held to maturity, net                         33,092,180    42,681,799
Investment securities available for sale, net                       74,975,484   105,592,249
Mortgage-backed securities held to maturity, net                    93,432,349   102,248,545
Loans receivable, net                                              238,831,765   224,563,595
Real estate owned, net                                               1,774,000     1,929,447
Federal Home Loan Bank of New York stock, at cost                    4,050,000     3,550,000
Accrued interest receivable, net                                     3,001,582     3,475,581
Office properties and equipment, net                                 3,965,123     4,027,940
Excess of cost over fair value of assets acquired                    8,195,992     8,856,136
Other assets                                                         3,525,131     3,557,442
------------------------------------------------------------------------------  -------------
Total assets                                                      $472,691,172  $505,882,200
==============================================================================  =============

Liabilities and Shareholders' Equity
------------------------------------
Deposits                                                          $360,659,272  $370,787,103
Borrowings                                                          60,626,595    61,250,000
Borrowings - (ESOP) obligation                                               0     2,353,825
Advance payments by borrowers for taxes and insurance                2,591,279     2,259,134
Net deferred tax liability                                             622,850     6,094,000
Other liabilities                                                    2,566,122     1,329,003
------------------------------------------------------------------------------  -------------
Total liabilities                                                  427,066,118   444,073,065

Shareholders' Equity
--------------------
Common stock: $2.00 par value; authorized 10,000,000
shares, issued 6,441,504 shares and outstanding
3,882,063 shares at January 31, 1998                                12,883,008    12,883,008
Additional paid-in capital                                          26,835,608    26,746,523
Retained income substantially restricted                            31,657,720    28,617,200
Unrealized gain on securities available for sale, net of taxes       4,890,911    14,457,898
Treasury stock at cost                                             (26,924,270)  (17,357,996)
Common stock acquired by ESOP                                       (2,732,875)   (2,407,250)
Common stock acquired by MSBP                                         (985,048)   (1,130,248)
------------------------------------------------------------------------------  -------------
Total shareholders' equity                                          45,625,054    61,809,135

------------------------------------------------------------------------------  -------------
Total liabilities and shareholders' equity                        $472,691,172  $505,882,200
==============================================================================  =============

Stated book value per share                                             $11.75        $13.71
Tangible book value per share                                            $9.64        $11.74


See accompanying notes to consolidated financial statements.

LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTH ENDED JANUARY 31, 1998  AND  1997
---------------------------------------------------------------------------------------------------
                                                                          (Unaudited)   (Unaudited)
                                                                              1998          1997
--------------------------------------------------------------------------------------- -----------
Interest income:
  Loans receivable                                                           $5,149,819  $3,909,668
  Mortgage-backed securities held to maturity                                 1,556,013   1,877,210
  Investment securities held to maturity                                        947,342     908,651
  Investment securities available for sale                                    1,029,841   1,287,429
--------------------------------------------------------------------------------------- -----------
     Total interest income                                                    8,683,015   7,982,958

Interest expense:
  Interest on deposits                                                        3,526,121   3,514,209
  Interest on borrowings                                                      1,137,083     843,270
--------------------------------------------------------------------------------------- -----------
     Total interest expense                                                   4,663,204   4,357,479

Net interest income before provision for loan losses                          4,019,811   3,625,479
  Provision for loan losses                                                     300,298     256,217
--------------------------------------------------------------------------------------- -----------
Net interest income after provision for loan losses                           3,719,513   3,369,262

Other Income:
  Loan fees and service charges                                                 343,627     301,872
  Net realized gains on sale of investments                                   2,425,072   2,415,030
  Other operating income                                                        602,748     448,650
--------------------------------------------------------------------------------------- -----------
     Total other income                                                       3,371,447   3,165,552

Other expense:
  Compensation and employee benefits                                          1,543,246   1,385,437
  Office occupancy and equipment expense                                        225,586     234,941
  Net loss from real estate owned activities                                    112,023      81,341
  Other operating expense                                                       816,485     616,579
  Amortization of the excess of cost over fair value of net assets acquired     330,072     330,072
--------------------------------------------------------------------------------------- -----------
     Total other expense                                                      3,027,412   2,648,370

Net income before taxes                                                       4,063,548   3,886,444
  Total federal and state income tax                                          1,515,468   1,417,000
--------------------------------------------------------------------------------------- -----------
Net Income                                                                   $2,548,080  $2,469,444
======================================================================================= ===========
Net income per share:
  Basic                                                                           $0.75       $0.60
  Diluted                                                                         $0.63       $0.52

Weighted average number of shares outstanding:
  Basic                                                                       3,413,557   4,131,222
  Diluted                                                                     4,072,682   4,708,668

LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JANUARY 31, 1998 AND 1997
---------------------------------------------------------------------------------------------------
                                                                          (Unaudited)   (Unaudited)
                                                                              1998         1997
-------------------------------------------------------------------------------------   -----------
Interest income:
  Loans receivable                                                          $10,333,415  $7,673,496
  Mortgage-backed securities held to maturity                                 3,191,502   3,844,368
  Investment securities held to maturity                                      1,884,674   1,750,018
  Investment securities available for sale                                    2,243,940   2,773,146
---------------------------------------------------------------------------------------  ----------
     Total interest income                                                   17,653,531  16,041,028

Interest expense:
  Interest on deposits                                                        7,094,392   6,940,279
  Interest on borrowings                                                      2,205,223   1,625,731
---------------------------------------------------------------------------------------  ----------
     Total interest expense                                                   9,299,615   8,566,010

Net interest income before provision for loan losses                          8,353,916   7,475,018
  Provision for loan losses                                                     600,816     361,217
---------------------------------------------------------------------------------------  ----------
Net interest income after provision for loan losses                           7,753,100   7,113,801

Other Income:
  Loan fees and service charges                                                 667,231     574,340
  Net realized gains on sale of investments                                   2,412,016   3,179,080
  Other operating income                                                      1,037,465   1,026,089
---------------------------------------------------------------------------------------  ----------
     Total other income                                                       4,116,712   4,779,509

Other expense:
  Compensation and employee benefits                                          3,050,472   2,638,429
  Office occupancy and equipment expense                                        456,090     463,740
  Net loss from real estate owned activities                                    153,510     100,902
  Other operating expense                                                     1,530,133   1,367,827
  SAIF recapitalization assessment                                                    0   2,218,674
  Amortization of the excess of cost over fair value of net assets acquired     660,144     660,144
---------------------------------------------------------------------------------------  ----------
     Total other expense                                                      5,850,349   7,449,716

Net income before taxes                                                       6,019,463   4,443,594
   Total federal and state income tax                                         2,205,068   1,628,000
---------------------------------------------------------------------------------------  ----------
  Net Income                                                                 $3,814,395  $2,815,594
=======================================================================================  ==========

Net income per share:
  Basic                                                                           $1.06       $0.67
  Diluted                                                                         $0.90       $0.60

Weighted average number of shares outstanding:
  Basic                                                                       3,589,622   4,167,418
  Diluted                                                                     4,234,288   4,720,440

LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 1998 AND 1997
------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)     (Unaudited)
                                                                                  1998            1997
--------------------------------------------------------------------------------------------  --------------
Cash flows from operating activities:
    Net Income                                                                  $3,814,395      $2,815,594
Adjustment to reconcile net income to net cash provided
 by operating activities :
    Amortization of excess of cost over fair value of assets acquired              660,144         660,144
    Amortization of discounts and premiums, net                                   (655,407)       (230,494)
    Provision for losses on loans                                                  600,816         361,217
    Provision for losses on real estate owned                                       32,857          43,783
    (Gain) loss on sale of real estate owned                                         3,653         (40,159)
    Net realized gain on sale of investments available for sale                 (2,256,348)     (2,799,965)
    Net realized gain on sale of trading securities                               (155,668)       (379,115)
    Decrease in accrued interest receivable                                        473,999         110,132
    Decrease in deferred loan fees                                                  (9,670)        (27,867)
    (Increase) decrease in other assets                                             32,311        (260,095)
    Decrease in net deferred tax liability                                        (156,099)              0
    Increase (decrease) in other liabilities                                     1,237,121        (386,019)
    Amortization of ESOP shares                                                    231,172         339,838
    Amortization of MSBP shares                                                    145,200         212,438
    Depreciation of office properties and equipment, net                           156,712         152,070
--------------------------------------------------------------------------------------------  --------------
           Net cash provided by operating activities:                            4,155,188         571,502

Cash flows from investing activities:
    Loan origination net of principal payments                                 (15,056,288)    (33,670,010)
    Increase in Federal Home Loan Bank stock                                      (500,000)       (962,600)
    Purchase of investment securities available for sale                       (23,453,482)    (19,881,290)
    Proceeds from sale of investment securities available for sale              17,411,300      37,583,654
    Proceeds from maturity of investment securities available for sale          22,967,780               0
    Principal payments on investment securities available for sale               1,098,310         981,738
    Purchase of trading securities                                             (10,548,433)    (17,891,376)
    Proceeds from sale of trading securities                                    10,704,101      12,402,891
    Purchase of investment securities held to maturity                          (5,830,198)     (2,000,000)
    Proceeds from maturity of investment securities held to maturity            15,945,000       2,000,000
    Principal payments on mortgage-backed securities held to maturity            8,890,557       9,778,254
    Proceeds from sale of real estate owned                                        338,937         457,692
    Increase in office properties and equipment                                    (93,895)        (53,887)
--------------------------------------------------------------------------------------------  --------------
           Net cash provided by (used in) investing activities                  21,873,689     (11,254,934)

LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
FOR THE SIX MONTHS ENDED JANUARY 31, 1998 AND 1997
--------------------------------------------------------------------------------------------   ------------
                                                                               (Unaudited)     (Unaudited)
                                                                                   1998            1997
--------------------------------------------------------------------------------------------   ------------
Cash flows from financing activities:
    Increase (decrease) in deposits, net                                       (10,127,831)      7,056,686
    Increase (decrease) in borrowings, net                                      (2,977,230)      4,821,571
    Increase (decrease) in advance payments by borrowers for taxes, net            332,145         (34,215)
    Purchase of treasury stock                                                 (10,214,112)     (1,734,625)
    Issuance of common stock                                                       143,875               0
    Common stock acquired by ESOP                                               (2,793,422)              0
    Common stock retired by ESOP                                                 2,325,710               0
    Dividend paid                                                                 (269,912)       (299,111)
--------------------------------------------------------------------------------------------   ------------
          Net cash provided by (used in) financing activities                  (23,580,777)      9,810,306
--------------------------------------------------------------------------------------------   ------------

          Net change in cash and cash equivalents                                2,448,100        (873,126)
Cash and cash equivalents at beginning of period                                 5,399,466       6,902,040
--------------------------------------------------------------------------------------------   ------------

Cash and cash equivalents at end of period                                      $7,847,566      $6,028,914
============================================================================================   ============


Cash paid during period for:

          Interest                                                              $6,877,447      $6,940,279
          Income Taxes                                                          $1,623,000      $1,500,000

Supplemental disclosures of non-cash investing activities:

                                                                                  $220,000        $182,500

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

These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the statement of financial condition, statement of operations, and statement of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the three and six months ended January 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year July 31, 1998 or any other interim period.

These statements should be read in conjunction with the consolidated statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended July 31, 1997.

(2)  Net Income per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("Statement 128"), "Earnings Per Share." As required, the Corporation adopted Statement 128 during the quarter ended January 31, 1998. This statement redefines the standards of computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. Statement 128 establishes new standards for computing and presenting EPS and requires dual presentation of "basic" and "diluted" EPS on the face of income statement for all entities with complex capital structures. Under Statement 128, basic EPS is to be computed based upon income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated based on net income available to common stockholders divided by the average weighted shares outstanding including common stock equivalents utilizing the treasury stock method. Statement 128 also requires the restatement of all prior-period EPS data presented.

The  following   reconciles  the  weighted   average  number  of  common  shares
outstanding used to calculate basic and diluted net income per share.


                                      For the three            For the six
                                       months ended            months ended
                                        January 31              January 31
                                        ----------              ----------
                                     1998         1997       1998         1997
Weighted Average Number
  of Common Shares
  Outstanding - Basic              3,413,557   4,131,222   3,589,622   4,167,418

Effective of Dilutive Securities
 Qualified Stock Options             371,266     314,396     364,776     300,499
 Non-Qualified Stock Options         249,351     195,137     242,093     184,610
 MSBP Shares                          38,508      67,913      37,797      67,913
                                   ---------   ---------   ---------   ---------

Weighted Average Number
 of Common Shares
 Outstanding - Diluted             4,072,682   4,708,668   4,234,288   4,720,440
                                   =========   =========   =========   =========

(3) Par Value of Common Stock

As previously disclosed in the Company's Annual Report on Form 10K for the year ended July 31, 997, on September 4, 1997, the Company declared a two for one stock split payable on October 15, 1997 to stockholders of record on October 1, 1997. For the year ended July 31, 1997, share data was adjusted to reflect the stock split. The Company is required to maintain the stock par value at $2.00, and therefore the Balance Sheet at January 31, 1998 reflects such par value. A change during the quarter ended January 31, 1998 was made to restore the common stock par value to that level. Such change had no effect on total stockholders' equity and stated/tangible book value per share.

(4)  Non Performing Loans and the Allowance for Loan Losses

Non-performing assets (loans 90 days or more delinquent, non-accrual loans, real estate owned and other non-performing assets) totaled $6.0 million or 1.27% of total assets at January 31, 1998, as compared to $5.7 million or 1.13% of total assets at July 31, 1997.

Non performing loans at January 31, 1998, and July 31, 1997, are as follows:

                                             January 31, 1998      July 31,1997
                                             ----------------      ------------

Loans delinquent 90 days or more                  $4,207,659         $3,810,868
As a percentage of total loans                           1.8%               1.7%

An analysis of the allowance for loan losses for the six month period ended January 31, 1998 and 1997 is as follows:

                                               For the six        For the six
                                               months ended       months ended
                                             January 31, 1998   January 31, 1997
                                             ----------------     --------------

Balance at beginning of period                   $ 3,411,461        $ 3,073,158
Provision charged to operations                      600,816            361,217
Charge-offs,                                        (587,320)          (342,811)
Recoveries                                            17,813             18,277
                                                 -----------        -----------
Balance at end of period                         $ 3,442,770        $ 3,109,841
                                                 ===========        ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview
--------

Lakeview Financial Corp. (the "Company") is organized as a unitary savings and loan holding company and owns all of the outstanding capital stock of Lakeview Savings Bank (the "Savings Bank"). The business of the Savings Bank and therefore, the Company, is the acceptance of deposits from the general public and the origination and purchase of mortgage loans in Northern New Jersey. The Savings Bank has eight office locations located in Bergen and Passaic Counties, New Jersey. The Company also has investments in two service corporations, Branchview, Inc. and Lakeview Mortgage Depot, Inc.

Shareholders of Westwood Financial Corporation approved the merger of Westwood Savings Bank ("WFC") with and into the Corporation on February 24, 1998, and the transaction closed on February 27, 1998. In connection with the merger, the Company issued 403,622 shares of common stock and paid $10,136,939 in cash for the outstanding shares of common stock of WFC. The transaction was accounted for under the "purchase method" of accounting.

Comparison of Financial Condition at January 31, 1998 and July 31, 1997
-----------------------------------------------------------------------

Total assets decreased $33.2 million, or 6.6%, to $472.7 million at January 31, 1998, from $505.9 million at July 31, 1997. The decrease was primarily due to a decreases in investment securities held to maturity of $9.6 million, $30.6 million in investment securities available for sale, $8.8 million in mortgage backed securities held to maturity, and $660 thousand in excess of cost over fair value of assets acquired, offsetting increases of $14.3 million in loans receivable, net, and $500 thousand in Federal Home Loan Bank of New York Stock. Funds from investment securities (held to maturity and available for sale) and mortgage backed securities held to maturity were used to fund the growth in loans receivable and to re-pay the ESOP obligation.

The investment securities held to maturity decreased $9.6 million, or 22.5%, to $33.1 million at January 31, 1998, from $42.7 million at July 31, 1997. The decrease was mainly attributed to the proceeds of maturities of $15.9 million, offset by the purchase of $5.8 million and amortization of discounts of $525 thousand.

Investment securities available for sale ("investment securities") decreased $30.6 million to $75.0 million at January 31, 1998 from $105.6 million at July 31, 1997. The decrease was mainly attributable to the proceeds from maturity of investment securities available for sale of $23.0 million, $15.2 million in proceeds from sale, $1.1 million of principal repayments, and a $14.8 million decrease in market, offset by purchases of $23.5 million. The decrease in market value in investment securities available for sale is mainly attributed to the carrying value of Branchview's investment in Industry Mortgage Company

("IMC"), which consists of 1,661,856 shares of common stock. For the six months ended January 31, 1998, the market value decreased $15.4 million or 51.5% to $14.5 million from $29.9 million at July 31, 1997. Branchview's cost basis of the investment in IMC is $7.8 million at January 31, 1998. The decrease in market value was the result of unfavorable market conditions in the non-conforming mortgage loan industry. Investment securities available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of income tax, as a separate component of equity.

Mortgage backed securities held to maturity decreased $8.8 million, or 8.6%, to $93.4 million at January 31, 1998, from $102.2 million at July 31, 1997. This was attributed to principal repayments of $8.8 million. The funds were primarily used to fund the growth in loans receivable.

Loans receivable increased $14.3 million, or 6.4%, to $238.8 million at January 31, 1998, from $224.6 million at July 31, 1997. The increase was the result of the concerted efforts of a seasoned branch staff, specialized lending officers and senior management.

Federal Home Loan Bank of New York stock, increased $500 thousand, or 14.1%, to $4.1 million at January 31, 1998, from $3.6 million at July 31, 1997. The increase was due to an additional purchase of FHLB of New York stock.

Deposits, after interest credited, decreased $10.1 million, or 2.7%, to $360.7 million at January 31, 1998, from $370.8 million at July 31, 1997. During the six months ended January 31, 1998, now accounts and money market deposits increased $780 thousand or 1.0%, saving deposits decreased $1.4 million or 1.8% and certificates of deposit deceased $9.5 million or 4.4%. Growth occurred primarily in now accounts and money market deposit accounts due to Management's concerted efforts to increase these low cost and revenue generating funding base accounts.

During the quarter ended January 31, 1998, borrowings on ESOP obligations of $2.4 million were re-paid.

Shareholders' equity decreased $16.2 million during the six months ended January 31, 1998, to $45.6 million. This was primarily due to the repurchase of $10.2 million in common stock, decrease in the unrealized gains on securities available for sale of $9.6 million, and cash dividends of $270,000, offsetting the decrease was net income of $3.8 million and amortization of ESOP shares of $231 thousand.

Comparison of Operating Results For The Three Months Ended January 31, 1998 and
--------------------------------------------------------------------------------
1997
----

Interest Income: Total interest income increased $700 thousand to $8.7 million for the quarter ended January 31, 1998, compared to $8.0 million for the quarter ended January

31, 1997. The increase was mainly due to growth in the level of interest earning assets, primarily in loans receivable, net, and an increase in the average yield on interest earning assets from 7.34% to 7.46%. The average balance in interest earning assets for the three months ended January 31, 1998, increased $31.3 million, or 7.10% to $472.3 million from $441.0 million for the same period in 1997.

Interest Expense: Total interest expense increased $306 thousand to $4.7 million for the quarter ended January 31, 1998, compared to $4.4 million for the quarter ended January 31, 1997. The increase was due to growth in the level of interest bearing liabilities, offset by a decrease in the average cost. Average interest bearing liabilities increased $18.8 million or 4.6% to $423.2 million for the quarter ended January 31, 1998, from $404.4 million for the quarter ended January 31, 1997. The cost decreased five basis points to 4.26% for the three months ended January 31, 1998 from 4.31% for the same period in 1997.

Net Interest Income: Net interest income before provision for loan losses increased $394 thousand or 10.9%, to $4.0 million for the three months ended January 31, 1998, from $3.6 million for the same period in 1997.

Provision For Loan Losses: For the comparison period, the provision for loan losses increased $44 thousand, or 17.2%, to $300 thousand compared to $256 thousand for the same period ended January 31, 1997, due to loan growth and a change in the mix of the loan portfolio. Management of the Savings Bank regularly accesses the credit risk of the loan portfolio based on information available at such times, including trends in the local real estate market and levels of the Savings Bank's non-performing loans and assets. The assessment of the adequacy of the allowance for loan losses involves subjective judgement regarding future events and thus there can be no assurance that additional provisions for loan losses will not be required in future periods.

Other Income: Other income increased $206 thousand during the comparison period to $3.4 million or 6.50%, from $3.2 million. Loan fees and service charges increased $42 thousand, or 13.8%, to $344 thousand. The increase is primarily due to an increase of $27 thousand in NOW account service fees. Other income increased $154 thousand, or 34.4% to $603 thousand for the quarter ended January 31, 1998, compared to $449 thousand for the quarter ended January 31, 1997. The increase was primarily attributed to an increase of $135 thousand in the operations of the Company's subsidiary, Lakeview Mortgage Depot, Inc.

Other Expense: For the comparison period, other expense increased $379 thousand, or 14.3%, to $3.0 million for the three months ended January 31, 1998, from $2.6 million for the three months ended January 31, 1997. Compensation increased $158 thousand, or 11.4% to $1.5 million at January 31, 1998 as compared to $1.4 million at January 31, 1997. The increase was mainly attributed to higher compensation and benefit cost for the

Company of approximately $54 thousand and $104 thousand respectively, due to an increase in staff for the Company's subsidiary Lakeview Mortgage Depot, Inc. Net loss on real estate owned operations increased $31 thousand, or 37.8% to $112 thousand at January 31, 1998 as compared to $81 thousand at January 31, 1997. Management will continue to liquidate real estate owned whenever possible. Other operating expense increased $199 thousand, or 32.4% to $816 thousand for the three months ended January 31, 1998, compared to $617 thousand for the three months ended January 31, 1997. The increase is mainly attributed to an increase of $59 thousand in operating cost of the Company's subsidiary Lakeview Mortgage Depot, Inc., due to the expansion of operations. In addition legal expense increased $38 thousand for the comparable periods due to cost associated with the Westwood Financial Corporation merger.

Comparison of Operating Results For The Six Months Ended January 31, 1998 and
--------------------------------------------------------------------------------
1997
----

Interest Income: Total interest income increased $1.7 million to $17.7 million for the six months ended January 31, 1998, compared to $16.0 million for the six months ended January 31, 1997. The increase was mainly due to growth in the level of interest earning assets, primarily in loans receivable, net, and an increase in the average yield on interest earning assets from 7.45% to 7.52%. The average balance in interest earning assets for the six months ended January 31, 1998 increased $39.6 million, or 9.91% to $475.9 million from $436.3 million for the same period in 1997.

Interest Expense: Total interest expense increased $734 thousand to $9.3 million for the six months ended January 31, 1998, compared to $8.6 million for the six months ended January 31, 1997. The increase was due to growth in the level of interest bearing liabilities, and a decrease in the average cost. Average interest bearing liabilities increased $19.7 million or 4.9% to $421.2 million for the six months ended January 31, 1998, from $401.5 million for the six months ended January 31, 1997. The cost increased 3 basis points to 4.30% for the six months ended January 31, 1998, from 4.27% for the same period in 1997.

Net Interest Income: Net interest income before provision for loan losses increased $879 thousand or 11.8%, to $8.4 million for the six months ended January 31, 1998, from $7.5 million for the same period in 1997.

Provision For Loan Losses: For the comparison period, the provision for loan losses increased $240 thousand or 66.3%, to $600 thousand compared to $361 thousand for the same period ended January 31, 1997, due to loan growth and a change in the mix of the loan portfolio. Management of the Savings Bank regularly accesses the credit risk of the loan portfolio based on information available at such times, including trends in the local real estate market and levels of the Savings Bank's non-performing loans and assets. The assessment of the adequacy of the allowance for loan losses involves subjective judgement regarding future events and thus there can be no assurance that additional provisions for loan losses will not be required in future periods.

Other Income: Other income decreased $663 thousand during the comparison period to $4.1 million or 13.9%, from $4.8 million. The decline was primarily due to $3.2 million in gains from the sale of investments during the six months ended January 31, 1997 compared to a $2.4 million gain from the investment securities available for sale portfolio for the six months ended January 31, 1998. The gain on the sale of investment securities available for sale for the six months ended January 31, 1998 is not necessarily indicative of the results expected for the fiscal year ending July 31, 1998. Other income increased $93 thousand , or 16.2%, to $667 thousand. The increases is primarily due to an increase of $79 thousand in NOW account service charges.

Other Expense: For the comparison period, other expense decreased $1.6 million, or 21.5%, to $5.9 million for the six months ended January 31, 1998, from $7.4 million for the six months ended January 31, 1997. Other expense primarily decreased due to the recognition for the six months ended October 31, 1996 of a $2.2 million special assessment required to recapitalize the SAIF. The decrease was offset by an increase in compensation expense of $412 thousand, a $53 thousand increase in net loss from real estate owned activities as compared to the same period in 1997 and an increase of $162 thousand in other operating expense. Compensation increased $412 thousand, or 15.6% to $3.0 million at January 31, 1998 as compared to $2.6 million at January 31, 1997. The increase was mainly attributed to higher compensation and benefit cost for the Company of approximately $240 thousand and $172 thousand respectively, due to increased staff for the Company's subsidiary Lakeview Mortgage Depot, Inc. Net loss on real estate owned operations increased $53 thousand, or 52.1% to $154 thousand at January 31, 1998 as compared to $101 thousand at January 31, 1997. Management will continue to liquidate real estate owned whenever possible. Other operating expense increased $162 thousand, or 11.9%, to $1.5 million for the six months ended January 31, 1998. The increase is mainly attributable to an increase of $61 thousand in legal expense due to cost associated with the merger with Westwood Financial Corporation, and a $81 thousand in increased cost of the Company's subsidiary Lakeview Mortgage Depot, Inc due to the expansion of operations.

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

The Savings Bank's liquid assets consist of cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets are dependent on the Savings Bank's operating, financing and investment activities during any given period. At January 31, 1998, cash and cash equivalents totaled $7,847,566.

The Savings Bank anticipates that it will have sufficient funds available to meet its current commitments. As of January 31, 1998, the Savings Bank had commitments to fund loans of $4,236,000.

The Savings Bank had leverage, Tier 1 and risk-based capital ratios of 7.9%, 12.7%, and 14.0% at January 31, 1998, which exceeded the FDIC's respective minimum requirements of 4.00%, 4.00% and 8.00%. The Savings Bank was classified as a "well capitalized" institution by the FDIC as of January 31, 1998.

                    LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

                  From time to time, the Savings Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans. Neither the Registrant nor the Savings Bank was engaged in any legal proceeding of a material nature as of January 31, 1998.

ITEM 2.           CHANGES IN SECURITIES

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5.           OTHER MATERIALLY IMPORTANT EVENTS

                  The Company announced on February 27, 1998, that the shareholders of Westwood Financial Corporation approved the merger of Westwood Savings Bank with and into the Corporation and Lakeview on February 24, 1998. The transaction closed at the close of business on February 27, 1998. In connection with the merger, the Company issued 403,622 shares of common stock and paid $10,136,938.50 in cash for all of the outstanding shares of common stock of WFC. The transaction was accounted for as a "purchase."

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibit 27. Financial Data Schedule (included in electronic filing only).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    Lakeview Financial Corp.


Date:   March 10, 1998                          /s/ Kevin J. Coogan
                                                   ------------------------
                                                        Kevin J. Coogan
                                                       President and CEO
                                                   (Principal Executive Officer)






Date:   March 10, 1998                          /s/ Anthony G. Gallo
                                                   ------------------------
                                                        Anthony G. Gallo
                                                     Vice President and CFO
                                                  (Principal Financial Officer)