Form 10-Q
period 1998-04-30
LAKEVIEW FINANCIAL CORP /NJ/
filed 1998-06-12
CIK 921692

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ----
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             April 30, 1998

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                                 (201) 742-3060
               --------------------------------------------------
               Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: June 12, 1998
                                                            -------------

            Class                                             Outstanding
----------------------------                                  -----------
$2.00 par value common stock                               4,977,768 shares

                    LAKEVIEW FINANCIAL CORP. and SUBSIDIARIES

                                    CONTENTS

PART I - FINANCIAL INFORMATION                                                             Page
Item 1:           Financial Statements

                  Unaudited Consolidated Statements of Financial Condition
                  as of April 30, 1998 and July 31, 1997                                      3

                  Unaudited Consolidated Statements of Income for the Three
                  Months Ended April 30, 1998 and 1997                                        4

                  Unaudited Consolidated Statements of Income for the Nine
                  Months Ended April 30, 1998 and 1997                                        5

                  Unaudited Consolidated Statements of Cash Flows for the Nine
                  Months Ended April 30, 1998 and 1997                                        6

                  Notes to Unaudited Consolidated Financial Statements                        8

Item 2:           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                        11

PART II -  OTHER INFORMATION

Item 1:           Legal Proceedings                                                          17

Item 2:           Changes in Securities                                                      17

Item 3:           Defaults Upon Senior Securities                                            17

Item 4:           Submission of Matters to a Vote of Security Holders                        17

Item 5:           Other Information                                                          17

Item 6:           Exhibits and Reports on Form 8-K                                           17

Signatures                                                                                   18


LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF CONDITION
AS OF APRIL 30, 1998,  AND JULY 31, 1997
------------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)             (Unaudited)
                                                                                          April 1998              July 1997
------------------------------------------------------------------------------------------------------   ---------------------
Assets
------
Cash on hand and in banks                                                                  $8,983,447              $5,399,466
Investment securities held to maturity, net                                                92,935,945              42,681,799
Investment securities available for sale, net                                              90,760,577             105,592,249
Mortgage-backed securities held to maturity, net                                          103,895,891             102,248,545
Loans receivable, net                                                                     278,319,511             224,563,595
Real estate owned, net                                                                      1,655,000               1,929,447
Federal Home Loan Bank of New York stock, at cost                                           4,626,200               3,550,000
Accrued interest receivable, net                                                            4,013,685               3,475,581
Office properties and equipment, net                                                        4,551,543               4,027,940
Excess of cost over fair value of assets acquired                                          19,164,285               8,856,136
Other assets                                                                               10,732,228               3,557,442
------------------------------------------------------------------------------------------------------   ---------------------
Total assets                                                                             $619,638,312            $505,882,200
======================================================================================================   =====================

Liabilities and Shareholders' Equity
------------------------------------
Deposits                                                                                 $452,483,165            $370,787,103
Borrowings                                                                                 90,729,596              61,250,000
Borrowings - ESOP                                                                                   0               2,353,825
Advance payments by borrowers for taxes and insurance                                       2,726,738               2,259,134
Net deferred tax liability                                                                  3,887,897               6,094,000
Other liabilities                                                                           9,516,515               1,329,003
------------------------------------------------------------------------------------------------------   ---------------------
Total liabilities                                                                         559,343,911             444,073,065

Shareholders' Equity
--------------------
Common stock: $2.00 par value; authorized 10,000,000
     shares, issued 6,441,504 shares and outstanding 4,977,768
     and 4,509,054 shares at April 30, 1998 and July 31, 1997                              12,883,008               6,441,504
Additional paid-in capital                                                                 23,632,752              33,188,027
Retained income substantially restricted                                                   34,941,015              28,617,200
Unrealized gain on securities available for sale, net of taxes                             11,647,050              14,457,898
Treasury stock at cost                                                                    (10,735,393)            (17,357,996)
Common stock acquired by ESOP                                                             (11,161,583)             (2,407,250)
Common stock acquired by MSBP                                                                (912,448)             (1,130,248)
------------------------------------------------------------------------------------------------------   ---------------------
Total shareholders' equity                                                                 60,294,401              61,809,135

------------------------------------------------------------------------------------------------------   ---------------------
Total liabilities and shareholders' equity                                               $619,638,312            $505,882,200
======================================================================================================   =====================

Stated book value per share                                                                    $12.11                  $13.71
Tangible book value per share                                                                   $8.26                  $11.74

LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED APRIL 30, 1998  AND  1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)           (Unaudited)
                                                                                                    1998                  1997
------------------------------------------------------------------------------------------------------------- ---------------------
Interest income:
     Loans receivable                                                                             $5,769,927            $4,495,467
     Mortgage-backed securities held to maturity                                                   1,649,461             1,764,675
     Investment securities held to maturity                                                        1,443,791               855,368
     Investment securities available for sale                                                        781,817             1,256,577
------------------------------------------------------------------------------------------------------------- ---------------------
         Total interest income                                                                     9,644,996             8,372,087

Interest expense:
     Interest on deposits                                                                          3,948,310             3,450,719
     Interest on borrowings                                                                        1,135,650               860,813
------------------------------------------------------------------------------------------------------------- ---------------------
         Total interest expense                                                                    5,083,960             4,311,532

Net interest income before provision for loan losses                                               4,561,036             4,060,555
     Provision for loan losses                                                                       449,401               300,000
------------------------------------------------------------------------------------------------------------- ---------------------
Net interest income after provision for loan losses                                                4,111,635             3,760,555

Other Income:
     Loan fees and service charges                                                                   390,547               308,063
     Net realized gain (loss) on sale of securities                                                2,629,075               (21,923)
     Other operating income                                                                          567,046               685,811
------------------------------------------------------------------------------------------------------------- ---------------------
         Total other income                                                                        3,586,668               971,951

Other expense:
     Compensation and employee benefits                                                            1,572,641             1,486,622
     Office occupancy and equipment expense                                                          245,138               229,370
     Net loss from real estate owned activities                                                        5,647                34,561
     Other operating expense                                                                         842,747               766,316
     Amortization of the excess of cost over fair value of net assets acquired                       466,192               330,071
------------------------------------------------------------------------------------------------------------- ---------------------
         Total other expense                                                                       3,132,365             2,846,940

Net income before taxes                                                                            4,565,938             1,885,566
     Total federal and state income tax                                                            1,524,470               546,394
------------------------------------------------------------------------------------------------------------- ---------------------
Net Income                                                                                        $3,041,468            $1,339,172
============================================================================================================= =====================

Net income per share:
     Basic                                                                                             $0.83                 $0.33
     Diluted                                                                                           $0.75                 $0.29

Weighted average numbers of shares outstanding:
     Basic                                                                                         3,665,509             4,044,002
     Diluted                                                                                       4,076,544             4,660,769

LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED APRIL 30, 1998 AND 1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)           (Unaudited)
                                                                                                    1998                  1997
------------------------------------------------------------------------------------------------------------- ---------------------
Interest income:
     Loans receivable                                                                            $16,103,342           $12,168,963
     Mortgage-backed securities held to maturity                                                   4,840,963             5,609,043
     Investment securities held to maturity                                                        3,328,465             2,605,386
     Investment securities available for sale                                                      3,025,757             4,029,723
------------------------------------------------------------------------------------------------------------- ---------------------
         Total interest income                                                                    27,298,527            24,413,115

Interest expense:
     Interest on deposits                                                                         11,042,702            10,390,998
     Interest on borrowings                                                                        3,340,873             2,486,544
------------------------------------------------------------------------------------------------------------- ---------------------
         Total interest expense                                                                   14,383,575            12,877,542

Net interest income before provision for loan losses                                              12,914,952            11,535,573
     Provision for loan losses                                                                     1,050,217               661,217
------------------------------------------------------------------------------------------------------------- ---------------------
Net interest income after provision for loan losses                                               11,864,735            10,874,356

Other Income:
     Loan fees and service charges                                                                 1,057,778               882,403
     Net realized gain on sale of securities                                                       5,041,091             3,157,157
     Other operating income                                                                        1,604,511             1,711,900
------------------------------------------------------------------------------------------------------------- ---------------------
         Total other income                                                                        7,703,380             5,751,460

Other expense:
     Compensation and employee benefits                                                            4,623,113             4,125,051
     Office occupancy and equipment expense                                                          701,228               693,110
     Net loss from real estate owned activities                                                      159,157               135,463
     Other operating expense                                                                       2,372,880             2,134,143
     SAIF recapitalization assessment                                                                      0             2,218,674
     Amortization of the excess of cost over fair value of net assets acquired                     1,126,336               990,215
------------------------------------------------------------------------------------------------------------- ---------------------
         Total other expense                                                                       8,982,714            10,296,656

Net income before taxes                                                                           10,585,401             6,329,160
     Total federal and state income tax                                                            3,729,538             2,174,394
------------------------------------------------------------------------------------------------------------- ---------------------
Net Income                                                                                        $6,855,863            $4,154,766
============================================================================================================= =====================

Net income per share:
     Basic                                                                                             $1.87                 $1.01
     Diluted                                                                                           $1.68                 $0.89

Weighted average numbers of shares outstanding:
     Basic                                                                                         3,665,254             4,122,462
     Diluted                                                                                       4,091,565             4,690,478

LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 1998 AND 1997
----------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)        (Unaudited)
                                                                                                 1998               1997
---------------------------------------------------------------------------------------------------------  -----------------
Cash flows from operating activities:
    Net Income                                                                                $6,855,863         $4,154,766
Adjustment to reconcile net income to net cash provided
 by operating activities :
    Amortization of excess of cost over fair value of assets acquired                          1,126,336            990,215
    Amortization of discounts and premiums, net                                               (1,422,791)          (289,971)
    Provision for losses on loans                                                              1,050,217            661,217
    Provision for losses on real estate owned                                                     32,857             43,783
    Loss (gain) on sale of real estate owned                                                       4,780            (37,624)
    Net realized gain on sale of investments available for sale                               (4,838,948)        (2,799,964)
    Net realized gain on sale of trading securities                                             (202,143)          (357,193)
    Decrease (increase) in accrued interest receivable                                           474,875           (319,304)
    Decrease in deferred loan fees                                                               (25,218)           (28,012)
    Increase in other assets                                                                  (6,999,037)        (1,909,797)
    Decrease in net deferred tax liability                                                      (156,098)                 0
    Increase (decrease) in other liabilities                                                   7,615,434           (498,194)
    Amortization of ESOP shares                                                                  336,180            562,238
    Amortization of MSBP shares                                                                  217,800            285,038
    Depreciation of office properties and equipment, net                                         239,683            200,190
---------------------------------------------------------------------------------------------------------  -----------------
              Net cash provided by operating activities:                                       4,309,790            657,388

Cash flows from investing activities:
    Loan origination net of principal payments                                               (14,616,810)       (45,147,870)
    Increase in Federal Home Loan Bank stock                                                    (500,000)          (962,600)
    Purchase of investment securities available for sale                                     (53,323,545)       (23,201,502)
    Proceeds from sale of investment securities available for sale                            39,033,842         37,820,741
    Proceeds from maturity of investment securities available for sale                        27,967,780          3,000,000
    Principal payments on investment securities available for sale                             1,674,544          1,331,532
    Purchase of trading securities                                                           (21,901,487)       (20,391,277)
    Proceeds from sale of trading securities                                                  22,103,630         13,351,537
    Purchase of investment securities held to maturity                                       (39,627,306)        (2,500,000)
    Proceeds from maturity of investment securities held to maturity                          24,946,725          2,000,000
    Principal payments on mortgage-backed securities held to maturity                         15,166,208         15,212,970
    Proceeds from sale of real estate owned                                                      531,810            684,074
    Increase in office properties and equipment                                                 (117,634)           (91,919)
    Payment for purchase of Westwood Financial Corporation, net
      of cash acquired                                                                         5,724,409                  0
---------------------------------------------------------------------------------------------------------  -----------------
              Net cash provided by (used in) investing activities                              7,062,166        (18,894,314)


LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
FOR THE NINE MONTHS ENDED APRIL 30, 1998 AND 1997
---------------------------------------------------------------------------------------------------------  -----------------
                                                                                             (Unaudited)        (Unaudited)
                                                                                                 1998               1997
---------------------------------------------------------------------------------------------------------  -----------------
Cash flows from financing activities:
    (Decrease) increase in deposits, net                                                      (9,187,188)        19,267,534
    Increase in borrowings, net                                                               17,125,771          4,058,071
    Increase in advance payments by borrowers for taxes, net                                     467,263            419,272
    Purchase of treasury stock                                                                (8,781,841)        (5,300,876)
    Issuance of common stock                                                                   2,121,497                  0
    Common stock acquired by ESOP                                                             (9,001,429)                 0
    Dividend paid                                                                               (532,048)          (445,272)
---------------------------------------------------------------------------------------------------------  -----------------
              Net cash (used in) provided by financing activities                             (7,787,975)        17,998,729
---------------------------------------------------------------------------------------------------------  -----------------

              Net change in cash and cash equivalents                                          3,583,981           (238,197)
Cash and cash equivalents at beginning of period                                               5,399,466          6,902,040
---------------------------------------------------------------------------------------------------------  -----------------

Cash and cash equivalents at end of period                                                    $8,983,447         $6,663,843
=========================================================================================================  =================



Cash paid during period for:

              Interest on deposits                                                           $10,792,398        $10,390,998
              Income taxes                                                                    $2,104,000         $1,735,153

Supplemental disclosures of non-cash investing activities:

              Transfer of loans receivable to real estate owned                                 $295,000           $733,476

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

These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the statement of financial condition, statement of operations, and statement of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended April 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year July 31, 1998 or any other interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended July 31, 1997.

Shareholders of Westwood Financial Corporation ("WFC"), the parent company of Westwood Savings Bank, approved the merger of WFC with and into the Company on February 24, 1998. The merger was consummated on February 27, 1998 and the Company issued from treasury 401,343 shares of common stock and paid $10,136,939 in cash for the outstanding shares of common stock of WFC. The transaction was accounted for under the purchase method of accounting.

(2)  Net Income per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("Statement 128"), "Earnings Per Share." As required, the Corporation adopted Statement 128 during the quarter ended January 31, 1998. This statement redefines the standards of computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. Statement 128 establishes new standards for computing and presenting EPS and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement for all entities with complex capital structures. Under Statement 128, basic EPS is computed based upon income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated based on net income available to common stockholders divided by the average weighted shares outstanding including common stock equivalents utilizing the treasury stock method. Statement 128 requires the restatement of all prior-period EPS data presented.

The  following   reconciles  the  weighted   average  number  of  common  shares
outstanding used to calculate basic and diluted net income per share.

                                                     For the three                      For the nine
                                                     months ended                       months ended
                                                     April 30                           April 30
                                                     --------                           --------
                                              1998              1997              1998             1997
Weighted Average Number
  of Common Shares
  Outstanding - Basic                       3,665,509         4,044,002         3,665,254        4,122,462

Effective of Dilutive Securities
 Qualified Stock Options                      128,706           337,167           147,687          309,632
 Non-Qualified Stock Options                  254,427           217,885           250,993          196,669
 MSBP Shares                                   27,902            61,715            27,631           61,715
                                               ------            ------            ------           ------

Weighted Average Number
 of Common Shares
 Outstanding - Diluted                      4,076,544         4,660,769         4,091,565        4,690,478
                                            =========         =========         =========        =========

(3) Par Value of Common Stock

As previously disclosed in the Company's Annual Report on Form 10K for the year ended July 31, 1997, on September 4, 1997, the Company declared a two for one stock split in the form of a stock dividend payable on October 15, 1997 to stockholders of record on October 1, 1997. For the year ended July 31, 1997, share data was adjusted to reflect the stock split. The Company is required to maintain the stock value at $2.00 per share, and therefore the balance sheet at April 30, 1998 reflects such par value. A change during the quarter ended January 31, 1998 was made to restore the common stock par value to that level. Such change had no effect on total stockholders' equity and stated/tangible book value per share.

(4)  Non Performing Loans and the Allowance for Loan Losses

Non performing assets at April 30, 1998, and July 31, 1997, are as follows:

                                                          April 30, 1998                      July 31,1997
                                                          --------------                      ------------

Accruing loans 90 + delinquent                               $        -                         $        -
Non accrual loans                                             4,265,090                          3,810,868
Real estate owned, net                                        1,655,000                          1,929,447
                                                              ---------                          ---------
Total non-performing assets                                  $5,920,090                         $5,740,315
                                                              =========                         ==========

Non-accrual loans as a percentage
         of total loans                                            1.53%                              1.70%
Non-performing assets as a percentage
         of total assets                                            .96%                              1.13%

An analysis of the allowance for loan losses for the nine month period ended April 30, 1998 and 1997 is as follows:

                                                           For the nine                       For the nine
                                                           months ended                       months ended
                                                           April 30, 1998                     April 30, 1997
                                                           --------------                     --------------

Balance at beginning of period                                $3,411,461                         $3,073,158
Allowance for loan losses acquired
         from Westwood                                           426,500                                  -
Provision charged to operations                                1,050,217                            661,217
Charge-offs,                                                    (771,760)                          (602,543)
Recoveries                                                        43,142                             30,225
                                                               ---------                          ---------
Balance at end of period                                      $4,159,560                         $3,162,057
                                                              ==========                         ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview
--------

Lakeview Financial Corp. (the "Company") is organized as a unitary savings and loan holding company and owns all of the outstanding capital stock of Lakeview Savings Bank (the "Savings Bank"). The business of the Savings Bank and therefore, the Company, is the acceptance of deposits from the general public and the origination and purchase of mortgage loans in Northern New Jersey. The Savings Bank has ten office locations located in Bergen and Passaic Counties, New Jersey. The Company also has investments in two service corporations, Branchview, Inc. and Lakeview Mortgage Depot, Inc.

Shareholders of Westwood Financial Corporation ("WFC"), the parent company of Westwood Savings Bank, approved the merger of WFC with and into the Company on February 24, 1998. The merger was consummated on February 27, 1998 and the Company issued from treasury 401,343 shares of common stock and paid $10,136,939 in cash for the outstanding shares of common stock of WFC. The transaction was accounted for under the purchase method of accounting.

Comparison of Financial Condition at April 30, 1998 and July 31, 1997
---------------------------------------------------------------------

Total assets increased $113.7 million, or 22.5%, to $619.6 million at April 30, 1998, from $505.9 million at July 31, 1997. The acquisition of Westwood amounted to $109.4 million or 96.2% of the increase.

The investment securities held to maturity increased $50.2 million, or 117.7%, to $92.9 million at April 30, 1998, from $42.7 million at July 31, 1997. The increase was mainly attributed to purchases of $39.6 million, $34.4 million from the acquisition of Westwood, and amortization of discounts of $1.1 million, offset by the proceeds of maturities of $24.9 million.

Investment securities available for sale ("investment securities") decreased $14.8 million to $90.8 million at April 30, 1998 from $105.6 million at July 31, 1997. The decrease was mainly attributable to the proceeds from maturity of investment securities available for sale of $27.9 million, $34.1 million in sales, $1.7 million of principal repayments, and a $4.4 million decrease in market, offset by purchases of $53.3 million.

The decrease in market value in investment securities available for sale is mainly attributed to the carrying value of Branchview's investment in Industry Mortgage Company ("IMC"), which consists of 1,661,856 shares of common stock. At April 30, 1998, the market value decreased $3.4 million or 11.4% to $26.5 million from $29.9 million at July 31, 1997. The cost basis of IMC was $7.8 million at April 30, 1998. The decrease in market value was the result of unfavorable market conditions in the non-conforming mortgage loan industry.

Mortgage backed securities held to maturity increased $1.7 million, or 1.6%, to $103.9 million at April 30, 1998, from $102.2 million at July 31, 1997. This was attributed to $16.7 million from the acquisition of Westwood, offset by principal repayments of $15.2 million. The funds were primarily used to fund the growth in loans receivable.

Loans receivable increased $53.7 million, or 23.9%, to $278.3 million at April 30, 1998, from $224.6 million at July 31, 1997. The increase was mainly attributed to $40.4 million from the acquisition of Westwood.

Federal Home Loan Bank of New York stock, increased $1.0 million, or 30.3%, to $4.6 million at April 30, 1998, from $3.6 million at July 31, 1997. The increase was due to an additional purchase of FHLB of New York stock and $576 thousand attributed to the acquisition of Westwood.

Excess of cost over fair value of net assets acquired (i.e., goodwill) increased $10.3 million, to $19.2 million at April 30, 1998, from $8.9 million at July 31, 1997. The increase is mainly attributed to the goodwill associated with the acquisition of Westwood. The goodwill will be amortized over 180 months on a straight-line basis.

Other assets increased $7.1 million, or 201.7% to $10.7 million at April 30, 1998 from $3.6 million at July 31, 1997. The increase was mainly attributed to a $6.3 million settlement receivable from the sale of investment securities available for sale which was received in May 1998.

Deposits, after interest credited, increased $81.7 million, or 22.0%, to $452.5 million at April 30, 1998, from $370.8 million at July 31, 1997. The increase is mainly attributed to the acquisition of Westwood.

Borrowings increased $29.4 million or 48.1%, to $90.7 million at April 30, 1998, from $61.3 million at July 31, 1997. The increase was attributed to $10.0 million from the acquisition of Westwood and a $17.1 million increase to fund growth in loans receivable and investment securities held to maturity.

Comparison of Operating Results For The Three Months Ended April 30, 1998 and
-----------------------------------------------------------------------------
1997
----

Interest Income: Total interest income increased $1.2 million or 15.2% to $9.6 million for the three months ended April 30, 1998, compared to $8.4 million for the comparable 1997 period. Average interest earning assets increased $76.2 million to $524.4 million for the three month period in 1998 from $448.2 million for the comparable 1997 period. The increase reflects an increase in average loans of $61.1 million, average investments and mortgage-backed securities held to maturity of $25.1 million offset by a decrease in investments and mortgage-backed securities available for sale of $10.0 million.

Interest Expense: Total interest expense increased $800 thousand or 17.9% to $5.1 million for the three months ended April 30, 1998 compared to $4.3 million for the comparable 1997 period. Average interest-bearing liabilities increased $69.1 million to $479.4 million for the three month period in 1998 from $410.3 million for the comparable 1997 period. Of this increase, average deposits increased $53.1 million and average borrowings increased $16.0 million.

Net Interest Income: Net interest income increased $500 thousand or 12.3% to $4.6 million for the three months ended April 30, 1998 compared to $4.1 million for the comparable 1997 period. During the three months ended April 30, 1998, the Company's interest rate spread and net interest margin decreased to 3.48% and 3.11%, respectively compared to 3.62% and 3.27% for the same period in 1997. A 11 basis point decline in the yield on earnings assets combined with a 4 basis point increase in the cost of funds were the primary reasons for the declines.

Provision For Loan Losses: The provision for loan losses increased $149 thousand, or 49.8%, to $449 thousand for the three months ended April 30, 1998, compared to $300 thousand for the same period ended April 30, 1997, due to loan growth and a change in the mix of the loan portfolio. Management regularly accesses the credit risk of the loan portfolio based on information available at such times, including trends in the local real estate market and levels of non-performing loans and assets. The assessment of the adequacy of the allowance for loan losses involves subjective judgement regarding future events and thus there can be no assurance that additional provisions for loan losses will not be required in future periods.

Other Income: Other income increased $2.6 million during the comparison period to $3.6 million, from $972 thousand. The increase is primarily attributable to a $2.6 million gain from securities available for sale and trading for the three months ended April 30, 1998. The gain on sale of securities for the three months ended April 30, 1998 is not necessarily indicative of the results for the fiscal year ended July 31, 1998.

Other Expense: Other expense was relatively stable during the period and increased $300 thousand, or 10.0%, to $3.1 million for the three months ended April 30, 1998, from $2.8 million for the three months ended April 30, 1997. Compensation increased $86 thousand, to $1.6 million at April 30, 1998 as compared to $1.5 million at April 30, 1997 due to an increase in staff for the Company's subsidiary Lakeview Mortgage Depot, Inc. Other operating expense increased $76 thousand, to $843 thousand for the three months ended April 30, 1998, compared to $766 thousand for the three months ended April 30, 1997. The increase was mainly attributed to an increase of $18 thousand in operating cost of Lakeview Mortgage Depot, Inc., due to the expansion of operations.

Comparison of Operating Results For The Nine Months Ended April 30, 1998 and
----------------------------------------------------------------------------
1997
----

Interest Income: Total interest income increased $2.9 million or 11.8% to $27.3 million for the nine months ended April 30, 1998 compared to $24.4 million for the comparable 1997 period. Average interest-earning assets increased $51.8 million to $492.1 million for the nine month period in 1998 from $440.3 million for the comparable 1997 period. This increase primarily reflects the growth in average loans receivable of $56.2 million.

Interest Expense: Total interest expense increased $1.5 million or 11.7% to $14.4 million for the nine months ended April 30, 1998, compared to $12.9 million for the comparable 1997 period. Average interest-bearing liabilities increased $36.1 million to $440.6 million for the nine month period in 1998 from $404.5 million for the comparable 1997 period. Of this increase, average deposits increased $20.9 million and average borrowings increased $15.2 million.

Net Interest Income: Net interest income increased $1.4 million or 12.0% to $12.9 million for the nine months ended April 30, 1998 compared to $11.5 million for the comparable 1997 period. During the nine months ended April 30, 1998, the Company's net interest margin decreased to 3.04%, compared to 3.15% for the same period in 1997. A 40 basis point increase in the cost of funds for average borrowings was the primary reason for the decline. Interest rate spread increased to 3.50% for the nine months ended April 30, 1998 from 3.49% for the comparable 1997 period.

Provision For Loan Losses: For the comparison period, the provision for loan losses increased $389 thousand or 58.8%, to $1.1 million compared to $661 thousand for the same period ended April 30, 1997, due to loan growth and a change in the mix of the loan portfolio. Management regularly accesses the credit risk of the loan portfolio based on information available at such times, including trends in the local real estate market and levels of non-performing loans and assets. The assessment of the adequacy of the allowance for loan losses involves subjective judgement regarding future events and thus there can be no assurance that additional provisions for loan losses will not be required in future periods.

Other Income: Other income increased $1.9 million or 33.9% to $7.7 million for the nine months ended April 30, 1998 compared to $5.8 million for the nine months ended April 30, 1997. The increase was primarily due to $5.0 million in gains from the sale of securities available for sale and trading during the nine months ended April 30, 1998 compared to a $3.2 million gain from the securities for the nine months ended April 30, 1997. The gain on the sale of securities for the nine months ended April 30, 1998 is not necessarily indicative of the results expected for the fiscal year ending July 31, 1998.

Other Expense: Other expense decreased $1.3 million, or 12.6% to $9.0 million for the nine months ended April 30, 1998, from $10.3 million for the nine months ended April 30, 1997. Other expense primarily decreased due to the recognition for the nine months ended October 31, 1996 of a $2.2 million special assessment required to recapitalize the SAIF. Offsetting the decrease, compensation increased $498 thousand, to $4.6 million at April 30, 1998 as compared to $4.1 million at April 30, 1997 due to the increased staff of Lakeview Mortgage Depot, Inc. Other operating expense increased $239 thousand to $2.4 million for the nine months ended April 30, 1998 as compared to $2.1 million for the nine months ended April 30, 1997. The increase is mainly attributable to a $142 thousand increased cost of Lakeview Mortgage Depot, Inc., due to the expansion of operations.

Year 2000
---------

Based on a preliminary study, Lakeview Financial Corp expects to spend approximately $150 thousand from 1997 through 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Company does not expect the amounts required to be expensed over the next three years to have a material effect on its financial position or results of operations. The amount expensed in 1998 was immaterial.

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

The Savings Bank's liquid assets consist of cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets are dependent on the Savings Bank's operating, financing and investment activities during any given period. At April 30, 1998, cash and cash equivalents totaled $8,983,447.

The Savings Bank anticipates that it will have sufficient funds available to meet its current commitments. As of April 30, 1998, the Savings Bank had commitments to fund loans of $6,470,720.

The Savings Bank had leverage, Tier 1, and risk-based capital ratios of 4.4%, 7.7%, and 8.9% at April 30, 1998, which exceeded the FDIC's respective minimum requirements of 4.00%, 4.00% and 8.00%.

                    LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
                                     PART II



ITEM 1.           LEGAL PROCEEDINGS

                  From time to time, the Savings Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans. Neither the Registrant nor the Savings Bank was engaged in any legal proceeding of a material nature as of April 30, 1998.

ITEM 2.           CHANGES IN SECURITIES

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5.           OTHER MATERIALLY IMPORTANT EVENTS

                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibit 27. Financial Data Schedule (included in electronic filing only).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Lakeview Financial Corp.


Date: June 12, 1998                     /s/ Kevin J. Coogan
                                            ------------------------
                                                 Kevin J. Coogan
                                                President and CEO
                                            (Principal Executive Officer)






Date: June 12, 1998                      /s/ Anthony G. Gallo
                                             ------------------------
                                                Anthony G. Gallo
                                             Vice President and CFO
                                             (Principal Financial Officer)