Form 10-K405
period 1998-07-31
LAKEVIEW FINANCIAL CORP /NJ/
filed 1998-10-21
CIK 921692

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           -------------------------

                                    FORM 10-K
(Mark One)
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
|X|      EXCHANGE ACT OF 1934

For the fiscal year ended                    July 31, 1998
                          --------------------------------------------------

                                     - or -

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
|_|      EXCHANGE ACT OF 1934

For the transition period from                   to
                              ------------------    ---------------------

Commission Number:      0-25106
                        -------

                            LAKEVIEW FINANCIAL CORP.
            -------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                      New Jersey                               22-3334052
---------------------------------------------              ------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
  or organization)                                         Identification No.)

1117 Main Street, Paterson, New Jersey                            07503
--------------------------------------                     -------------------
(Address of principal executive offices)                         Zip Code

Registrant's telephone number, including area code:          (973) 890-1234
                                                             -----------------

Securities registered pursuant to Section 12(b) of the Act:          None
                                                             -----------------

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the registrant's Common Stock on October 13, 1998 was $38.1 million.

         As of October 13, 1998 there were issued and outstanding 4,818,478 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended July 31, 1998. (Parts II and IV)
2. Portions of Proxy Statement for the 1998 Annual Meeting of Stockholders. (Part III)

Part I

         Lakeview Financial Corporation (the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

         The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Business
-----------------

General

         The Company, a New Jersey Corporation, is a unitary savings and loan holding company. The principal asset of the Company consists of 100% of the issued and outstanding shares of common stock of Lakeview Savings Bank ("Lakeview" or the "Savings Bank"). On February 27, 1998, the Company acquired Westwood Financial Corporation ("Westwood"), the holding company of Westwood Savings Bank ("Westwood Bank"), Westwood, New Jersey. With the completion of the Westwood Acquisition, the Company added two additional Bergen County branches and three additional ATM's, bringing the total branch network to ten branches and nine ATM's. In September 1998, the Company's eleventh branch office was opened in Fairview, Bergen County, New Jersey.

         The principal business of the Savings Bank is the acceptance of savings deposits from the general public and the origination and purchase of mortgage loans for the purpose of constructing, financing or refinancing one- to four family residences and the purchase of mortgage-backed securities. The Savings Bank also originates home equity loans.

         On October 8, 1998, the Company announced that the Company's Board of Directors has been evaluating strategic alternatives in order to maximize shareholder value. Included in the Company strategic alternatives is a possible sale of the Company; however, at this time, it is not possible to determine whether the Company will receive any expressions of interest or, if so, whether any such expressions of interest will be acceptable or result in the Company entering into negotiations with any potential acquirer. The Company has retained Sandler O'Neill & Partners, L.P. to assist in its evaluation of its alternatives. As a matter of policy, the Company does not intend to comment publicly concerning any proposals that may be received or any possible negotiations the Company may enter into in connection with any such proposals until the Company determines that public disclosure would be appropriate.

Competition

         The Savings Bank's primary market area consists of Bergen and Passaic counties in northern New Jersey, and is one of many financial institutions serving this market area. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions in the Savings Bank's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions.

Lending Activities

         Loan Portfolio Data. The following table sets forth the composition of the Savings Bank's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, loans in process, and deferred loan origination fees and costs.


                                             1994                1995              1996              1997                1998
                                     ------------------ ------------------- ----------------  -----------------  -------------------
                                          $         %         $        %        $        %         $       %          $          %
                                         ---       ---       ---      ---      ---      ---       ---     ---        ---        ---
                                                                         (Dollars in thousands)
TYPE OF LOAN:
 Real Estate Loans:
  Construction loans:
    Residential (1-4 family)..........$    190     .13%  $    915     .63% $    863      .52%   $    --      --%  $    300      .10%
    Multi-family/commercial...........     550     .40         --      --        --       --        377     .16      1,797      .61
                                      --------    ----    -------  ------   -------   ------    ------- -------     ------    -----
      Total construction loans........     740     .53        915     .63       863      .52        377     .16      2,097      .71
  Residential (1-4 family)............  79,383   57.33     84,051   57.81    84,006    50.35     82,647   36.22     99,184    33.97
  Multi-family/Commercial.............  20,879   15.08     22,186   15.26    33,063    19.81     68,192   29.89     79,386    27.19
  Commercial loans....................      --      --         --      --       697      .42      8,982    3.94     14,186     4.86
  Home equity, second mortgage and
   home improvement loans.............  36,223   26.16     37,221   25.60    46,705    27.99     66,057   28.95     93,633    32.07
Consumer Loans:
  Passbook account loans..............   1,242     .90      1,022     .70     1,517      .91      1,914     .84      3,508     1.20
  Student loans.......................       6      --          1      --        --       --         --      --         --       --
                                      --------  ------    -------  ------  --------   ------    ------- -------  ---------   ------
  Total loans.........................$138,473  100.00%  $145,396  100.00% $166,851   100.00%  $228,169  100.00%  $291,994   100.00%
                                       =======  ======    =======  ======   =======   ======    =======  ======    =======   ======

TYPE OF SECURITY:
Real Estate Loans
  1-4 family..........................$116,346   84.02%  $119,885   82.46% $124,467    74.60%  $133,852   58.66%  $174,191    59.66%
Multi-Family/Commercial...............  20,879   15.08     24,488   16.84    40,170    24.07     83,421   36.56    100,109    34.28
Consumer Loans:
  Passbook accounts...................   1,242     .90      1,022     .70     1,517      .91      1,914     .84      3,508     1.20
  Student loans.......................       6      --          1      --        --       --         --      --         --       --
Commercial loans......................      --      --         --      --       697      .42      8,982    3.94     14,186     4.86
                                      -------- -------   --------  ------   -------   ------    ------- -------     ------   ------

  Total loans.........................$138,473  100.00%  $145,396  100.00% $166,851   100.00%  $228,169  100.00%  $291,994   100.00%
                                       ======= =======    =======  ======   =======   ======   =======   ======    =======   ======


         One- to Four Family Mortgage Loans. The Savings Bank offers first mortgage loans secured by one- to four family residences in the Savings Bank's market area. Typically, such residences are single family homes that serve as the primary residence of the owner. Additionally, this loan category includes a relatively small amount of loans collateralized by mixed use properties which are primarily residential, but have some commercial use as well. The Savings Bank currently offers 15 and 30 year fixed-rate mortgage loans, 15 year balloon mortgage loans with five to seven year maturities, and adjustable rate mortgage ("ARM") loans with one, three or five year adjustment periods and 15 to 30 year maturities. The Savings Bank retains ARM loans, 15 year fixed-rate mortgages and balloon mortgage loans. Fixed-rate loans with more than 15 year maturities are sold in the secondary market.

         Monthly payments on balloon loans are based on a 15 year amortization schedule. Renewal of balloon mortgage loans is based on the credit history as well as the current qualification of the borrower at time of renewal. The Savings Bank offers balloon mortgages in an effort to make its mortgage loan portfolio more interest rate sensitive. Interest rates charged on fixed-rate loans are competitively priced based on the local competitive market. Loan origination fees on these loans are generally up to 2% of the loan amount depending on the interest rate accepted by the borrower.

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

         The Savings Bank currently offers ARM loans with interest rates that adjust every one, three or five years with a maximum rate increase cap of 2% per year, and a lifetime cap of 6%. The interest rate on these mortgages since 1985 has been the U.S. Treasury bill rate plus 3%. As of July 31, 1998, one year, three year, and five year ARM loans totaled $34.0 million or 34.2% of the one-to four family portfolio. ARM loans are originated for a term of up to 30 years. The Savings Bank originates one- to four family residential mortgage loans in amounts up to 80% of the appraised value of the mortgaged property. The Savings Bank retains the ARM loans it originates for its loan portfolio.

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

     Commercial Loans. On January 12, 1996, the Savings Bank granted to Industry Mortgage Company ("IMC") a line of credit for $7 million with an interest rate of 10%. At July 31, 1998, $ 6.8 million was outstanding. To date, such loan is not in compliance with the Savings Bank's loans to one borrower limit. In addition, the Company has a 5.40% investment in IMC. See "-- Loans to One Borrower."

Loan Maturity Table

         The following table sets forth the maturity of the Savings Bank's loan portfolio at July 31, 1998. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $42.0 million during the year ended July 31, 1998. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                                                   Home Equity,
                                                   Multi-Family   Second Mortgage
                                     1-4 Family         and          and Home
                                     Real Estate    Commercial      Improvement    Commercial
                                      Mortgage    Real Estate(2)     Loans(1)        Loans        Total
                                      --------    --------------     --------        -----        -----
                                                                   (In thousands)
Amounts Due:
Within 3 months...............      $    842        $ 2,123         $ 5,625        $ 1,351     $  9,941
3 months to 1 Year............         1,275          1,671           4,793          8,910       16,649
                                      ------         ------          ------         ------      -------
                                       2,117          3,794          10,418         10,261       26,590
After 1 year:
  1 to 3 years................         6,228          3,771           5,981          1,525       17,505
  3 to 5 years................         6,009          9,144          22,488          2,400       40,041
  5 to 10 years...............        19,965         18,581          20,810              -       59,356
  10 to 20 years..............        38,896         41,094          37,144              -      117,134
  Over 20 years...............        25,969          5,099             300              -       31,368
                                      ------         ------          ------        -------      -------
Total due after one year......        97,067         77,689          86,723          3,925      265,404
                                      ------         ------          ------         ------      -------

Total amount due..............       $99,184        $81,483         $97,141        $14,186     $291,994
                                      ======         ======          ======         ======      =======


(1)  Also includes passbook and student loans.
(2)  Also includes construction loans.

         The following table sets forth the dollar amount of all loans due after July 31, 1999, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                             Floating or
                                             Fixed Rates   Adjustable Rates     Total
                                             -----------   ----------------     -----
                                                           (In thousands)

One-to four family.....................        $ 63,584       $ 33,783        $ 97,367
Multi-family and commercial real estate          21,138         56,251          77,389
Home equity, second mortgage and
  home improvement loans...............          56,217         30,506          86,723
Commercial loans.......................               -          3,925           3,925
                                               --------        -------         -------
  Total................................        $140,939       $124,465        $265,404
                                                =======        =======         =======


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

         Loan Commitments. The Savings Bank generally grants commitments to fund real estate mortgage loans for periods of up to 90 days at a specified term and interest rate. These are primarily for fixed-rate loans. The total amount of the Savings Bank's commitments to originate loans as of July 31, 1998 was $5.3 million.

         Loans to One Borrower. Regulations limit loans-to-one borrowers in an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral. At July 31, 1998, the Savings Bank's maximum loan-to-one borrower limit was $5.4 million and its largest loans to one borrower relationship was a commercial line of credit (the "IMC line of credit") with $6.8 million outstanding. The second largest loans to one borrower relationships are aggregated loans of $5.5 million outstanding, secured by multi-family properties in Englewood Cliffs and Glenrock, New Jersey. Such loans were in compliance with regulations applicable at the time the loans were originated. The Savings Bank is currently in the process of remedying such non-compliance. Both loans are performing in accordance with contractual terms.

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

                                                                          At July 31,
                                               -----------------------------------------------------------------------

                                                  1994           1995           1996           1997           1998
                                                  ----           ----           ----           ----           ----
                                                                       (Dollars In thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
 Permanent loans secured by 1-4 family
    dwelling units(1)........................   $   8,362      $   3,143      $   2,316      $    3,007     $    1,884
  All other mortgage loans...................         566            229            101             804            910
                                                ---------      ---------      ---------      ----------     ----------
Total........................................   $   8,928      $   3,372      $   2,417      $    3,811     $    2,794
                                                 ========       ========       ========       =========      =========
Real estate owned (net of allowance).........   $   3,762      $   3,608      $   1,667      $    1,929     $      505
                                                 ========       ========       ========       =========      =========
Other non-performing assets..................   $      --      $     850      $     494      $       --     $       --
                                                 ========       ========       ========       =========      =========
Total non-performing assets..................   $  12,690      $   7,830      $   4,578      $    5,740     $    3,299
                                                 ========       ========       ========       =========      =========
Total non-performing loans to
  net loans..................................        6.56%          2.37%          1.48%           1.70%           .97%
                                                     ====           ====           ====            ====           ====
Total non-performing loans to
  total assets...............................        2.16%           .80%           .53%            .75%           .47%
                                                     ====           ====           ====            ====           ====
Total non-performing assets to total assets..        3.07%          1.87%          1.00%           1.13%           .56%
                                                     ====           ====           ====            ====           ====

------------------------
(1) Includes home equity, home improvement and second mortgage loans.

         Management of the Savings Bank regularly reviews the loan portfolio in order to identify potential problem loans, and classifies any potential problem loan as a special mention, substandard, doubtful, or loss asset according to the Department classification of asset regulations. The Savings Bank does not accrue interest on any loan that is 90 days or more delinquent. Potential problem loans that have not been recorded as non-accrual loans as of July 31, 1998, totalled $5.5 million, or .93% of total assets. These loans are accruing but classified by the Savings Bank as substandard.

         For the year ended July 31, 1998, interest income amounting to approximately $242,000, would have been recognized if interest on loans 90 days or more in arrears had been recorded based on original contract terms.

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

         In accordance with its classification of assets policy, the Savings Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. At July 31, 1998, the Savings Bank had classified $686,000 as special mention, $7.4 million as substandard, $678,000 as doubtful, and $38,000 as loss.

         Mortgage Loans Purchased from Capital Resources. At July 31, 1998, the Savings Bank had approximately $2.7 million of residential real estate second mortgage loans that were acquired from Capital Resources, a now defunct mortgage company. Of this total amount, $643,000 was classified as non-accrual loans and $2.0 million was classified as performing loans. However, based upon management's review, $640,000 of these performing loans were considered potential problem loans. At July 31, 1998, the Savings Bank allocated $934,000 of the loan loss allowance to the mortgage loans purchased from Capital Resources.

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

         Allowances for Loan Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Savings Bank's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Savings Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions.

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

Analysis of the Allowances for Losses on Loans and Real Estate Owned

         The following tables set forth information with respect to the Savings Bank's allowance for loan losses and REO at the dates indicated:

                                                                         At or for the year ended July 31,
                                                      --------------------------------------------------------------------------
                                                        1994           1995            1996              1997           1998
                                                        ----           ----            ----              ----           ----
                                                                              (Dollars in thousands)
Total loans outstanding, net of allowance............ $136,143       $142,123        $163,457          $224,564       $286,869
                                                       =======        =======         =======           =======        =======

Average loans outstanding............................ $136,165       $139,442        $155,497          $192,822       $252,935
                                                       =======        =======         =======           =======        =======

Allowance balance (at beginning of
  period)............................................ $  2,638       $  1,714        $  2,535           $ 3,073      $   3,411
Acquired from Westwood...............................       --             --              --                --            428
Provision (credit):
  Residential........................................    1,842          1,493             384               361            800
  Commercial real estate.............................      (77)          (145)            278               500            550
  Consumer...........................................      282             28               2                --             --
  Commercial.........................................       --             --              --               100            150
Charge-offs:
  Residential........................................   (3,069)        (1,381)           (418)             (610)          (614)
  Commercial real estate.............................       --             --              --               (89)          (373)
  Consumer...........................................       (1)           (24)            (11)               --             --
Recoveries:
  Residential........................................       99            850             303                76            126
                                                       -------        -------         -------           -------       --------
Allowance balance (at end of period)................. $  1,714       $  2,535        $  3,073          $  3,411      $   4,478
                                                       =======        =======         =======           =======       ========
Allowance for loan losses as a percent
  of total loans outstanding, net....................     1.26%          1.78%           1.88%             1.52%          1.56%
Net loans charged off as a percent of
  average loans outstanding..........................     2.18%           .40%            .08%              .32%           .34%

                                                                              At or for the year ended July 31,
                                                       -------------------------------------------------------------------------
                                                         1994            1995            1996              1997           1998
                                                         ----           -----            ----              ----           ----
                                 (In thousands)
Total real estate owned, net of allowance........      $ 3,762         $3,608          $1,667            $1,929         $  505
                                                        ======          =====           =====             =====          =====
Allowance balance - beginning....................      $   823         $  188          $   --            $   --         $   --
Provision........................................          713            502             654                44             58
Net charge-offs..................................       (1,348)          (690)           (654)              (44)           (58)
                                                        ------          -----           ------            ------         -----
Allowance balance - ending.......................      $   188         $   --          $    --           $    --        $   --
                                                        ======          =====           ======            ======         =====


Analysis of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category:

                                                                                  At July 31,
                                        --------------------------------------------------------------------------------------------
                                              1994                 1995              1996              1997              1998
                                        ------------------  -----------------  ----------------- ----------------- -----------------
                                                Percent of         Percent of         Percent of        Percent of        Percent of
                                                 Loans in           Loans in           Loans in          Loans in          Loans in
                                                 Category          Category            Category          Category          Category
                                                 to Total           to Total           to Total          to Total          to Total
                                        Amount    Loans      Amount  Loans     Amount    Loans   Amount   Loans    Amount    Loans
                                        ------   -------     ------ --------   ------   ------  -------   -------  ------   -------
                                                                             (Dollars in thousands)
Residential(1)........................   $1,458     84.02%   $2,420    82.46%  $2,689    74.60%  $2,681     58.66% $2,880     59.66%
Multi-family/Commercial real estate...      250     15.08       106    16.84      384    24.07      630     36.56   1,348     34.28
Consumer..............................        6       .90         9      .70       --      .91       --       .84      --      1.20
Commercial............................       --        --        --       --       --      .42      100      3.94     250      4.86
                                        -------    ------    ------   ------   ------   ------   ------    ------  ------    ------
                                         $1,714    100.00%   $2,535   100.00%  $3,073   100.00%  $3,411    100.00% $4,478    100.00%
                                          =====    ======     =====   ======    =====   ======    =====    ======   =====    ======


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

         The Savings Bank maintains a portfolio of investments available for sale and trading to enhance total return on investments and reduce interest rate and credit risk. These investments are accounted at market value. The Savings Bank's Investment Policy designates what securities may be maintained in this portfolio. The Savings Bank's trading portfolio is comprised of U.S. agency securities. As of July 31, 1998, there were no trading securities outstanding and the available for sale portfolio was comprised of mortgage-backed securities, U.S. agency securities, and equity securities.

         Mortgage-Backed Securities. The Savings Bank's mortgage-backed securities, or pass-through certificates, represent a participation interest in a pool of single-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interest in the form of securities, to investors such as the Savings Bank. Such quasi-governmental agencies that guarantee the payment of principal and interest to investors include the FHLMC, Government National Mortgage Association ("GNMA"), or the Federal National Mortgage Association ("FNMA"). Pass-through certificates typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates and maturities that are within a specified range. The underlying pool of mortgages can be composed of either fixed rate mortgage loans or ARM loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, (i.e., fixed rate or adjustable rate) as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Mortgage-backed securities issued by FHLMC, FNMA and GNMA make up a majority of the pass-through market. Generally, the Savings Bank purchases mortgage-backed securities guaranteed by GNMA and FNMA and participation certificates issued by the FHLMC. GNMA mortgage-backed securities are certificates issued and backed by the GNMA and are secured by interests in pools of mortgages which are fully insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans' Administration ("VA"). FHLMC mortgage-backed securities are participation certificates issued and guaranteed by the FHLMC and secured by interests in pools of conventional mortgages originated by savings associations.

         Mortgage-backed securities provide for monthly payments of principal and interest and generally have contractual maturities ranging from five to thirty years. However, due to expected repayment terms being significantly less than the underlying mortgage loan pool contractual maturities, the estimated lives of these securities could be significantly shorter.

         The Savings Bank also purchases mortgage-backed securities and collateralized mortgage obligations ("CMOs") issued by government agencies, private issuers and financial institutions, some of which are qualified under the Internal Revenue Code of 1986, as amended (the "Code"), as Real Estate Mortgage Investment Conduits ("REMICs"). CMOs and REMICs (collectively CMOs) have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. Some CMO instruments are most like traditional debt instruments because they have stated principal amounts and traditionally defined interest-rate terms. Purchasers of certain other CMO instruments are entitled to the excess, if any, of the issuer's cash inflows, including reinvestment earnings, over the cash outflows for debt service and administrative expenses. These mortgage related instruments may include instruments designated as residual interests, which represent an equity ownership interest in the underlying collateral, subject to the first lien of the investors in the other classes of the CMO. Certain residual CMO interests may be riskier than many regular CMO interests to the extent that they could result in the loss of a portion of the original investment. Moreover, cash flows from residual interests are very sensitive to prepayments and, thus, contain a high degree of interest-rate risk.

         At July 31, 1998, the Savings Bank's investment in CMOs did not include any residual interests or interest-only or principal-only securities. As a matter of policy, the Savings Bank does not invest in residual interests of CMOs or interest-only and principal-only securities. The CMOs held by the Savings Bank at July 31, 1998 consisted of floating rate and fixed rate tranches. The interest rate of a majority of the Savings Bank's floating-rate securities adjusts monthly and provides the institution with net interest margin protection in an increasing market interest rate environment. The securities are backed by mortgages on one-to-four family residential real estate and have contractual maturities up to 30 years. The securities are primarily PACs and TACs (Planned and Targeted Amortization Classes) and are designed to provide a specific principal and interest cash-flow.

         Private issued CMOs tend to have greater prepayment and credit risk than those issued by government agencies or government sponsored enterprises (e.g., FHLMC, FNMA, and GNMA) generally because they often are secured by jumbo loans (i.e., loans with aggregate outstanding balances above the limit for purchases by FHLMC or FNMA). At July 31, 1998, the Savings Bank had CMOs with an aggregate carrying amount (including discounts and premiums) of $43.4 million, of which $8.6 million, or 19.8% were privately issued. To minimize the risk of private issued CMOs, the Savings Bank only purchases those CMOs rated AA or better by one of the rating agencies.

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

Investment Portfolio

         The following table sets forth the carrying value of the Company's investment portfolio, short-term investments, and Federal Home Loan Bank ("FHLB") stock at the dates indicated. At July 31, 1998, the market value of the investment securities that are held to maturity was $83.1 million and the market value of investment securities available for sale was $37.9 million, with a cost basis of $29.6 million.

                                                                                         At July 31,
                                                       -------------------------------------------------------------------------
                                                         1994             1995              1996              1997         1998
                                                        ------           ------            ------            ------       ------
                                                                                       (In thousands)
Investment Securities:
 U.S. agency securities available for sale(1)..       $     --          $     --            58,045         $ 48,781     $  2,995
 U.S. agency securities held to maturity.......         61,662            55,738            40,821           42,682       81,965
 Mortgage-backed securities held to
  maturity.....................................        173,067           175,375           121,462          102,249      101,771
 Equity securities available for sale(1).......         11,269             8,567            12,601           41,846       21,862
 Municipal bonds available for sale(1).........             --                --             3,083               --           --
 Municipal bonds held to maturity..............             --                --                --               --        1,866
 GNMA mortgage-backed securities
   available for sale(1).......................             --                --             4,684            4,192        3,352
 FNMA/FHLMC CMO securities
   available for sale(1).......................             --                --             2,034            1,489        1,038
 Private Issue CMO securities
   available for sale(1).......................             --                --             9,521            9,284        8,620
 Equity securities restricted for sale(2)......             --                --             7,806               --           --
 Other Securities..............................            975                --                --               --           --
                                                       -------           -------           -------          -------      -------
   Total Investment Securities.................        246,973           239,680           260,057          250,523      223,469
 Interest-bearing deposits.....................             --             5,632                --               --           --
 Federal funds sold............................            850                --                --               --       39,900
 FHLB stock....................................          1,856             2,587             2,587            3,550        4,626
                                                       -------           -------           -------          -------      -------
   Total Investments...........................       $249,679          $247,899          $262,644         $254,073     $267,995
                                                       =======           =======           =======          =======      =======


---------------------
(1)      Carried at market value.
(2) In 1996, equity securities restricted for sale ("IMC investment") were carried at cost due to restrictions on the sale or transfer of these securities. During the fourth quarter ended July 31, 1997, the restrictions were changed and the securities were reclassified to the available for sale portfolio and such securities are carried at market value.

         The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Savings Bank's investment securities portfolio at July 31, 1998 by contractual maturity. The expected maturities may differ from contractual maturities due to the terms of the securities which may have callable or prepayment obligations.

                                                          After One Through  After Five Through       Over
                                        One Year or Less     Five Years          Ten Years         Ten Years           Totals
                                        ----------------- -----------------  ------------------  ----------------  ----------------
                                        Carrying  Average Carrying  Average  Carrying  Average   Carrying Average  Carrying Average
                                          Value    Yield    Value    Yield     Value    Yield      Value   Yield    Value    Yield
                                        --------   ------ --------  -------  --------  --------  --------  ------  --------  ------
                                                                           (Dollars in thousands)
U. S. agency securities available
 for sale...............................  $ 2,995   5.34%  $    --      --%  $    --      --%  $     --       --% $  2,995    5.34%
U.S. agency securities held to maturity.    3,500   5.49     1,500    6.71    22,000    7.27     54,965     7.47    81,965    7.32
Mortgage-backed securities held to
 maturity...............................    8,887   6.17    25,127    5.83    13,934    6.16     53,823     6.14   101,771    6.07
Equity securities available for sale(1).   21,862    .51        --      --        --      --         --       --    21,862     .51
Municipal bonds held to maturity........    1,459   3.55       407    5.25        --      --         --       --     1,866    3.92
FHLB stock(1)...........................    4,626   7.43        --      --        --      --         --       --     4,626    7.43
GNMA mortgage-backed securities
  available for sale....................       --     --        --      --        --      --      3,352     8.26     3,352    8.26
FNMA/FHLMC CMO's
  available for sale....................       --     --        --      --        --      --      1,038     6.84     1,038    6.84

Private issue CMO's
  available for sale....................       --     --        --      --        --      --      8,620     6.36     8,620    6.36
Federal funds...........................   39,900   5.50        --      --        --      --         --       --    39,900    5.50
                                           ------          -------          --------           --------            -------
  Total.................................  $83,229   4.29%  $27,034    5.75%  $35,934    6.74%  $121,798     6.82% $267,995    5.92%
                                           ======   ====    ======    ====    ======    ====    =======     ====   =======    ====


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

         Deposits. The Savings Bank offers a wide variety of deposit accounts, although a majority of such deposits are in fixed-term, market-rate certificate accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate. The Savings Bank's deposits are typically obtained from the area in which its offices are located. The Savings Bank had no brokered certificates of deposits as of July 31, 1998.

     Deposit Portfolio. Deposits in the Savings Bank as of July 31, 1998, were represented by various types of savings programs described below.

                                                    Weighted       Minimum                           Percentage of       Average
Category                         Term            Average Rates  Balance Amount        Balance        Total Deposits      Balance
--------                         ----            -------------  --------------        -------        --------------      -------
                                                                                (Dollars in thousands)
NOW Accounts                     None                 1.31%      $   250            $ 73,335               16.05%       $ 61,072
Regular Savings and Club
Accounts                         None                 2.24           100              93,213               20.40          82,427
Money Market Checking
Accounts                         None                 2.35         2,500              10,763                2.36           8,805
Money Market Passbook
Accounts                         None                 2.54         7,500              16,917                3.70          17,289

Certificates of Deposit:

Fixed Term, Fixed Rate           3-6 Months           4.51         2,500              28,324                6.20          31,592
Fixed Term, Fixed Rate           7-12 Months          5.43           500             177,910               38.94         135,921
Fixed Term, Fixed Rate           13-30                5.29           500              39,103                8.56          48,683
                                 Months
Fixed Term, Fixed Rate           31-120               5.43           500              16,600                3.63          16,158
                                 Months
Fixed Term, Variable Rate        18 Months            5.26           500                 715                 .16             742
                                                                                     -------              ------         -------
                                 Total                                              $456,880              100.00%       $402,689
                                                                                     =======              ======         =======

         Certificates of Deposit with Balances Greater Than $100,000. The following table indicates the amount of the Savings Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of July 31, 1998.

                                             Certificates
Maturity Period                              of Deposits
---------------                             --------------
                                            (In thousands)
Within three months...................         $  8,199
Three through six months..............           10,454
Six through twelve months.............           10,160
Over twelve months....................            1,786
                                                 ------
                                                $30,599
                                                 ======


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

         The Savings Bank utilizes the Regular Advance Program of the FHLB of New York under an advances, collateral, pledge and security agreement. The program offers a wide range of interest rates and maturities on advances that are collateralized by various assets. At July 31, 1998, the Savings Bank had $55.0 million outstanding under the Regular Advance Program. The Savings Bank will continue to use this program in the future to meet long term operating needs.

         The Savings Bank utilizes the FHLB Overnight Line of Credit Program. The line of credit has a variable rate of interest and matures daily. The maximum amount that can be borrowed under this program is approximately $62.8 million. The line of credit has a term of one year and expired in August 1998. This program has the same collateral requirement as the Regular Advance Program. At July 31, 1998, the Savings Bank had no borrowings outstanding under this program.

         The Savings Bank has a blanket pledge with the FHLB of New York and has pledged all of its stock in the FHLB, federal funds sold, U.S. agency securities, certain qualifying loans, and mortgage-backed securities.

         The following tables set forth certain information regarding borrowings by the Savings Bank.

                                                                                           As of July 31,
                                                            ---------------------------------------------------------------------
                                                                 1994            1995            1996            1997       1998
                                                                 ----            ----            ----            ----       ----
Weighted average rate paid on:
  FHLB advances/line of credit............................      4.44%           5.81%           5.79%           5.53%       5.64%
  Reverse Repurchase Agreements...........................        --              --            6.33            5.47         --
  Line of credit..........................................        --              --              --            8.00        8.08
  ESOP....................................................      7.54            8.96            9.12            6.16        5.93



                                                                                  During the Year Ended July 31,
                                                            ---------------------------------------------------------------------
                                                                1994            1995            1996            1997      1998
                                                                ----            ----            ----            ----      ----
                                                                                           (In thousands)
Maximum amount of borrowings outstanding during the year:
  FHLB advances/line of credit............................  $ 51,909        $ 32,000        $ 50,460        $ 68,500     $89,900
  Reverse Repurchase Agreement............................        --              --          20,000          40,000          --
  Line of credit..........................................        --              --              --           2,000       9,450
  ESOP....................................................     1,100           1,021             859           2,354       8,782

Maximum  amount  of  short-term  borrowings  outstanding
  at any  month end with respect to:
  FHLB advances/line of credit............................   $36,000         $30,500         $49,450         $67,750     $85,250
  Reverse Repurchase Agreement............................        --              --          20,000          20,000          --
  Line of credit..........................................        --              --              --           2,000       9,450
  ESOP....................................................     1,100           1,021             859           2,354       8,782


Subsidiaries

Branchview, Inc. ("Branchview")

         Branchview, a New Jersey corporation owned by the Company, has a 5.40% interest in IMC. IMC is a mortgage banking company involved in the origination and securitization of equity mortgage products. At July 31, 1998, the market value of the IMC stock was $16.6 million with a cost basis of $7.8 million. On October 16, 1998, IMC announced that they intend to explore financial and strategic alternatives including the possible sale of IMC. At such date the market value of the IMC stock decreased to $1.8 million. For further information please refer to the Annual Report - Note 22 to the Consolidated Financial Statements.

Lakeview Mortgage Depot, Inc. ("LMD")

         LMD, a New Jersey mortgage corporation, is 90% owned by the Company and was formed in October 1995. For the year ended July 31, 1998, the Company recorded net consolidated income before taxes of $62,000. During fiscal 1998, LMD closed its Pennsylvania office and its sole office is located in New Jersey.

Lakeview Investment Services, Inc. ("LISI")

         LISI was organized by the Savings Bank to provide brokerage and insurance services to the Savings Bank's customers, utilizing the services of Cross Marketing, Inc., a registered broker dealer.
LISI is not a significant source of revenues or expenses.

Lakeview Credit Card Services, Inc. ("LCCS")

         LCCS, a wholly owned subsidiary of the Savings Bank was formed in January 1996. On October 1, 1996, LCCS entered into a joint venture agreement with IMC Credit Card, Inc., ("IMCC") a wholly owned subsidiary of IMC, to market secured credit cards through IMCC's retail loan centers and correspondents. The Savings Bank dissolved the Agreement during 1998 and LCCS is currently inactive.

North Properties, Inc. ("North Properties")

         North Properties, a wholly owned subsidiary of the Savings Bank, was formed in May 1997 to hold real estate owned properties.

Market Risk

         Market risk is the risk of loss from adverse changes in market prices and rates. The Savings Bank's market risk arises primarily from interest rate risk inherent in its lending, investment and deposit taking activities. The Savings Bank's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Savings Bank's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. To that end, management actively monitors and manages its interest rate risk exposure.

         The principal objective of the Savings Bank's interest rate risk management is to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given the Savings Bank's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors' approved guidelines. Through such management, the Savings Bank seeks to minimize the vulnerability of its operations to changes in interest rates. The Savings Bank's Board of Directors reviews their interest rate risk position quarterly. The Savings Bank's Asset/Liability Committee is comprised of the Savings Bank's senior management under the direction of the Board of Directors, with senior management responsible for reviewing with the Board of Directors its activities and strategies, the effect of those strategies on the Savings Bank's net interest margin, the market value of the portfolio and the effect that changes in interest rates will have on the Savings Bank's portfolio and the Savings Bank's exposure limits.

         The Savings Bank utilizes the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of fixed-rate mortgage loans having terms to maturity of not more than 15 years, adjustable-rate loans and consumer loans consisting primarily of home equity loans and lines of credit; (2) selling substantially all fixed-rate conforming mortgage loans with terms of thirty years without recourse and on a servicing-retained basis; and
(3) investing primarily in adjustable-rate mortgage-backed securities, which may generally bear lower yields as compared to longer term investments, but which better position the Savings Bank for increases in market interest rates, and holding the majority of these securities as available for sale. The Savings Bank currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments, but may do so in the future to mitigate interest rate risk.

         Net Portfolio Value. The Savings Bank's interest rate sensitivity in monitored by management through the use of the inhouse model which estimates the change in the Savings Bank's net portfolio value ("NPV") over a range of interest rate scenarios. The NPV is defined as the current market value of assets, minus the current market value of liabilities, plus or minus the current value of off-balance sheet items. The market values are estimated through two cash flow-based valuation methodologies and an option-based valuation model: (1) static discounted cash flow analysis, (2) an option-based pricing analysis (modified discounted cash flow analysis to value embedded options), and (3) the Black-Scholes model to value-off balance sheet items. The change in NPV measures an institution's vulnerability to changes in interest rates by estimating the change in the market value of an institution's assets, liabilities, and off-balance sheet contracts in response to an instantaneous change in the general level of interest rates.

         The following table lists the Savings Bank's percentage changes in NPV assuming an immediate change of plus or minus of up to 400 basis points from the level of interest rates at July 31, 1998. As the table shows, increases in interest rates would result in decreases in the Savings Bank's NPV, while decreases in interest rates would result in increases in the Savings Bank's NPV. All market risk instruments presented in this table are held to maturity or available for sale. The Savings Bank has no trading securities.

   Changes In
   Market Rate
 Interest Rates
    In Basis                                         NPV as a % of Portfolio
     Points             Net Portfolio Value              Value of Assets
 -------------   ---------------------------------- -------------------------

                                                                Basis Points
  (Rate Shock)     Amount     $ Change    % Change   NPV Ratio %   Change
 -------------   ---------   -----------  ---------  -----------  --------
                              (Dollars in thousands)
       +400        35,185     (21,352)      (38)       6.68         (316)
       +300        42,675     (13,862)      (25)       7.90         (194)
       +200        48,977      (7,560)      (13)       8.85          (99)
       +100        54,111      (2,426)       (4)       9.57          (27)
          0        56,537           -         -        9.84            -
       -100        60,288       3,751         7       10.29           45
       -200        61,319       4,782         8       10.31           47
       -300        59,870       3,333         6        9.96           12
       -400        59,047       2,510         4        9.70          (14)


         Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Savings Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Savings Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Savings Bank's net interest income and will differ from actual results.

         The following table shows the Savings Bank's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at July 31, 1998. Market risk sensitive instruments are generally defined as on-and-off-balance sheet derivatives and other financial instruments.

Expected Maturity/Principal Repayment at July 31,

                              Interest                                                        Total                        Fair
                                Rates     1999      2000       2001     2002       2003   Thereafter     Balance (1)       Value
                              --------  ---------  --------  -------- ---------  --------  ----------    -----------    ----------
                                                                      (Dollars in thousands)
Interest-earning assets
-----------------------
Mortgage loans..............     8.33%   $ 21,171   $16,660   $17,413   $15,647   $14,709     $95,067     $180,667       $181,433
Home equity, second
  mortgage and home
  improvements loans........     9.01%     18,468     9,803     8,568    13,126    11,195      35,981       97,141         97,553
Commercial loans............     9.88%     10,574     1,477       266     1,375       494          --       14,186         14,541
Mortgage-backed
  securities held
  to maturity...............     6.07%      9,646    15,394    24,691     6,033    12,631      33,376      101,771        101,798
Investment securities held
  to maturity(1)............     6.71%    108,773     5,697     1,533        --        --      12,354      128,357        127,635
Securities available for
  sale......................     3.08%     26,158     1,171     1,054       948       853       7,683       37,867         37,867

Interest-bearing liabilities
----------------------------
NOW and money market
  accounts..................     1.38%      2,691    29,767    29,767    10,370    10,370      18,050      101,015        101,015
Savings and clubs
  accounts..................     2.24%         --    27,964    27,964     9,321     9,321      18,643       93,213         93,213
Certificates of deposits....     5.31%    238,165    17,734     4,855       814       983         101      262,652        266,215
FHLB of New York
  advances..................     5.43%     10,000    30,000        --        --        --      15,000       55,000         63,086
Line of credit..............     8.25%      9,928        --        --        --        --          --        9,928          9,928
ESOP debt...................     8.40%        314       314       314       314       314       7,213        8,783          8,783

---------------
(1)      Includes federal funds totaling $39.9 million.

         Expected maturities are contractual matures adjusted for prepayments of principal. The Savings Bank uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, call dates, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on the Savings Bank's historical experience. The Savings Bank's average Constant Prepayment Rate ("CPR") on its total fixed-rate portfolio is 10%, and 8% on its adjustable-rate portfolio for interest-earning assets (excluding investment securities, which do not have prepayment features). For deposit liabilities, in accordance with standard industry practice and the Savings Bank's own historical experience, decay factors used to estimate NOW, money market accounts, and savings accounts were 0% to 30%, 12.5% to 25% and 0% to 30%, respectively.

Employees

         At July 31, 1998, the Savings Bank had 70 full-time and 42 part-time employees. None of the Savings Bank's employees are represented by a collective bargaining group. The Savings Bank believes that its relationship with its employees is good.

                                   REGULATION

         Set forth below is a brief description of certain laws which related to the regulation of the Company and the Savings Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Association and not for the benefit of stockholders of the Holding Company.

         Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Association satisfies the Qualified Thrift Lender ("QTL") test. If the
Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Holding Company and any of its subsidiaries (other than the Association or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "-- Regulation of the Savings Bank - Qualified Thrift Lender Test."

         Insurance of Deposit Accounts. The deposit accounts held by the Savings Bank are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         As a member of the SAIF, the Savings Bank pays an insurance premium to the FDIC equal to a minimum of 0.23% of its total deposits. The FDIC also maintains another insurance fund, the Savings Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. In 1996, the annual insurance premium for most BIF members was lowered to $2,000. The lower insurance premiums for BIF members placed SAIF members at a competitive disadvantage to BIF members.

         Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Savings Bank of approximately .657% of deposits held on March 31, 1995. Beginning January 1, 1997, the deposit insurance assessment for most SAIF members was reduced to
 .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members will be assessed approximately .013% of deposits. After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Savings Bank declined by approximately 70%.

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

         The Savings Bank was in compliance with both the FDIC and New Jersey capital requirements at July 31, 1998.

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

         Qualified Thrift Lender Test. The Savings Bank must maintain an appropriate level of certain investments ("Qualified Thrift Investments") and otherwise qualify as a "Qualified Thrift Lender" ("QTL"), in order to continue to enjoy full borrowing privileges from the FHLB of New York. The required percentage of Qualified Thrift Investments is 65% of portfolio assets. In addition, savings banks may include shares of stock of the Federal Home Loan Banks, FNMA and FHLMC as qualifying QTL assets. Compliance with the QTL test is measured on a monthly basis in nine out of every 12 months. As of July 31, 1998, the Savings Bank was in compliance with its QTL requirement.

         Federal Reserve System. The Board of Governors of the Federal Reserve System (the "FRB") requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy the liquidity requirements that are imposed by the NJDB. At July 31, 1998, the Savings Bank met these reserve requirements.

Item  2.  Properties and Equipment
----------------------------------

         The Company and the Savings Bank operate from their main office and 10 branch offices. Of the total, the Savings Bank leases three branch offices and all other branch offices are owned by the Savings Bank.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The information contained in the section captioned "Market For Common Stock" in the Management Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report to Shareholders for fiscal year ended July 31, 1998 (the "Annual Report") is incorporated herein by reference.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

         Refer to Market Risk disclosure beginning on page 20.

Item 8.  Financial Statements
-----------------------------

         The   Company's   financial   statements   listed  under  Item  14  are
incorporated herein by reference.

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers
------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "I - Information with Respect to Nominees for Directors, Directors Continuing In Office, and Executive Officers" and "Biographical Information" in the Proxy Statement is incorporated herein by reference.

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

                  (1) The consolidated balance sheets of Lakeview Financial Corp. and subsidiaries as of July 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended July 31, 1998, together with the related notes and the independent auditors' report of KPMG Peat Marwick LLP, independent certified public accountants.

                  (2) Schedules omitted as they are not applicable.

                  (3)      Exhibits

                  The following exhibits are filed as part of this report.

                   3.1 Certificate of Incorporation of Lakeview Financial Corp.*
                   3.2 Bylaws of Lakeview Financial Corp.*
                   4   Stock Certificate of Lakeview Financial Corp.*
                  10.1 Form of Lakeview Savings Bank 1993 Stock Option Plans*
                  10.2 Lakeview  Savings  Bank  Management  Stock Bonus Plan and
                       Trust Agreement*
                  10.3 Employment Agreements**
                  10.4 Supplemental Retirement Plan for Senior Officers***
                  13   Portions of the 1998 Annual Report to Stockholders
                  21   Subsidiaries of the Registrant (See-"Part I - Business").
                  23   Independent Auditors' Consent
                  27   Financial Data Schedule (electronic filing only)

------------------
* Incorporated herein by reference to the registration statement on Form S-4 (File No. 33-77646).
** Incorporated herein by reference to the Form 10-K for fiscal year ended July 31, 1994.
*** Incorporated herein by reference to the Form 10-K for fiscal year ended July 31, 1996.

         (b)      On October 8, 1998, the Company filed a Form 8-K reporting the
                  announcement   of  the   Company's   evaluation  of  strategic
                  alternatives in order to maximize shareholder value.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of October 21, 1998.

                                            LAKEVIEW FINANCIAL CORP.



                                       By:  /s/Kevin J. Coogan
                                            ------------------------------------
                                            Kevin J. Coogan
                                            President, Chief Executive
                                            Officer and Director

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of October 21, 1998.

By:  /s/Kevin J. Coogan                         By:
     -----------------------------------            ----------------------------
     Kevin J. Coogan                                Leo J. Dean
     President, Chief Executive Officer             Director
     and Director




By:  /s/Leo J. Costello                         By: /s/Michael R. Rowe
     -----------------------------------            ----------------------------
     Leo J. Costello                                Michael R. Rowe
     Chairman of the Board                          Director



By:  /s/Robert J. Davenport                     By: /s/Dennis D. Pedra
     -----------------------------------            ----------------------------
     Robert J. Davenport                            Dennis D. Pedra
     Director                                       Director



By:                                             By: /s/Anthony G. Gallo
     -----------------------------------            ----------------------------
     Vincent A. Scola                               Anthony G. Gallo
     Director                                       Vice President and Chief
                                                    Financial Officer