Form 10-K405/A
period 1998-07-31
LAKEVIEW FINANCIAL CORP /NJ/
filed 1998-10-22
CIK 921692

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of October 22, 1998.

                                            LAKEVIEW FINANCIAL CORP.



                                       By:  /s/Kevin J. Coogan
                                            ------------------------------------
                                            Kevin J. Coogan
                                            President, Chief Executive
                                            Officer and Director

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of October 22, 1998.

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