Form 10-Q
period 1998-10-31
LAKEVIEW FINANCIAL CORP /NJ/
filed 1998-12-15
CIK 921692

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

     X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ----
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             October 31, 1998

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ----           SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________ to __________________

                         Commission file number: 0-25106

                            Lakeview Financial Corp.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

New Jersey                                                       22-3334052
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: December 1, 1998

            Class                                                  Outstanding
----------------------------                                    ----------------
$2.00 par value common stock                                    4,818,478 shares

                    LAKEVIEW FINANCIAL CORP. and SUBSIDIARIES

                                    CONTENTS

PART I - FINANCIAL INFORMATION                                            Page

Item 1:     Financial Statements

            Unaudited Consolidated Statements of Financial Condition
            as of October 31, 1998 and July 31, 1998                       3

            Unaudited Consolidated Statements of Income for the Three
            Months Ended October 31, 1998 and 1997                         4

            Unaudited Consolidated Statements of Cash Flows for the Three
            Months Ended October 31, 1998 and 1997                         5

            Notes to Unaudited Consolidated Financial Statements           7

Item 2:     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           12

Item 3:     Quantitative and Qualitative Disclosure About Market Risk     15

PART II -  OTHER INFORMATION

Item 1:     Legal Proceedings                                             16

Item 2:     Changes in Securities                                         16

Item 3:     Defaults Upon Senior Securities                               16

Item 4:     Submission of Matters to a Vote of Security Holders           16

Item 5:     Other Information                                             16

Item 6:     Exhibits and Reports on Form 8-K                              16

Signatures                                                                17

LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31  AND  JULY 31, 1998
--------------------------------------------------------------------------------------------
(dollars in thousands except share data)                             (unaudited) (unaudited)
                                                                    October 1998  July 1998
--------------------------------------------------------------------------------  ----------
Assets
------
Cash on hand and in banks                                               $15,113      $8,773
Federal funds sold                                                       27,000      39,900
--------------------------------------------------------------------------------  ----------
Total cash and cash equivalents                                          42,113      48,673

Investment securities held to maturity                                   84,666      83,831
Securities available for sale                                            22,479      37,867
Mortgage-backed securities held to maturity                              99,158     101,771
Loans receivable, net                                                   286,653     286,869
Real estate owned, net                                                      480         505
Federal Home Loan Bank of New York stock, at cost                         4,626       4,626
Accrued interest receivable                                               3,249       3,068
Office properties and equipment, net                                      4,815       4,623
Excess of cost over fair value of assets acquired, net                   18,116      18,643
Other assets                                                              6,517       3,380
--------------------------------------------------------------------------------  ----------
Total assets                                                           $572,872    $593,856
--------------------------------------------------------------------------------  ----------

Liabilities and Shareholders' Equity
------------------------------------
Deposits                                                               $453,769    $456,880
Borrowings                                                               55,752      64,928
Borrowings - Employee Stock Option Plan (ESOP)                            8,499       8,783
Advance payments by borrowers for taxes and insurance                     2,960       2,934
Other liabilities                                                         3,400       3,724
--------------------------------------------------------------------------------  ----------
Total liabilities                                                       524,380     537,249

Shareholders' Equity
--------------------
Common stock: $2.00 par value; authorized 10,000,000 shares, issued 6,441,504 shares and outstanding 4,818,478 shares at
October 31, 1998 and 4,880,268 shares at July 31, 1998                   12,883      12,883
Additional paid-in capital                                               30,924      30,905
Retained income                                                          31,888      30,500
Accumulated other comprehensive (loss) income                            (3,323)      5,306
Treasury stock at cost, 1,623,026 at October 31, 1998 and               (14,377)    (13,343)
1,561,236 at July 31, 1998
Unallocated ESOP shares                                                  (8,781)     (8,893)
Unallocated Management Stock Bonus Plan (MSBP) shares                      (722)       (751)
--------------------------------------------------------------------------------  ----------
Total shareholders' equity                                               48,492      56,607

--------------------------------------------------------------------------------  ----------
Total liabilities and shareholders' equity                             $572,872    $593,856
================================================================================  ==========

Stated book value per share                                              $10.06      $11.60

Tangible book value per share                                             $6.30       $7.78


LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997
--------------------------------------------------------------------------------------------------
(dollars in thousands except share data)                                    (unaudited) (unaudited)
                                                                               1998        1997
--------------------------------------------------------------------------------------  ----------
Interest income:
  Loans receivable                                                              $6,191     $5,184
  Mortgage-backed securities held to maturity                                    1,644      1,636
  Investment securities held to maturity and federal funds                       1,808        937
  Securities available for sale                                                    370      1,214
--------------------------------------------------------------------------------------  -----------
     Total interest income                                                      10,013      8,971

Interest expense:
  Deposits                                                                       4,280      3,568
  Borrowings                                                                     1,060      1,068
--------------------------------------------------------------------------------------  -----------
     Total interest expense                                                      5,340      4,636

Net interest income                                                              4,673      4,335
  Provision for loan losses                                                        225        301
--------------------------------------------------------------------------------------  -----------
Net interest income after provision for loan losses                              4,448      4,034

Other Income:
  Loan fees and service charges                                                    405        324
  Net realized gains (losses) on sale of securities                              3,301        (13)
  Gains on sale of loans originated for sale                                       235        291
  Other operating income                                                           147        143
--------------------------------------------------------------------------------------  -----------
     Total other income                                                          4,088        745

Other expense:
  Compensation and employee benefits                                             1,679      1,507
  Office occupancy and equipment expense                                           323        231
  Net loss on real estate owned                                                     35         41
  Other operating expense                                                          866        714
  Amortization of the excess of cost over fair value of net assets acquired        527        330
--------------------------------------------------------------------------------------  -----------
     Total other expense                                                         3,430      2,823

Income before taxes                                                              5,106      1,956
  Income tax                                                                     1,910        690
--------------------------------------------------------------------------------------  -----------
Net Income                                                                      $3,196     $1,266
======================================================================================  ===========

Net income per share:
  Basic                                                                          $0.77      $0.34
  Diluted                                                                        $0.72      $0.29

Weighted average number of shares outstanding:
  Basic                                                                      4,131,280  3,745,519
  Diluted                                                                    4,429,596  4,382,525


LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997
------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                               (unaudited) (unaudited)
                                                                                         1998        1997
-----------------------------------------------------------------------------------------------  -----------
Cash flows from operating activities:
    Net Income                                                                           $3,196      $1,266
Adjustment to reconcile net income to net cash provided
 by operating activities :
    Amortization of excess of cost over fair value of assets acquired                       527         330
    Amortization of discounts and premiums, net                                          (1,082)       (182)
    Provision for loan losses                                                               225         301
    Provision for losses on real estate owned                                                15           0
    Net realized (gain) loss on sale of securities available for sale                    (3,283)        136
    Net realized gain on sale of trading securities                                         (18)       (123)
    Gains on sale of loans originated for sale                                             (235)       (291)
    Purchase of trading securities                                                       (5,124)     (6,400)
    Proceeds from sale of trading securities                                              5,142       6,523
    Loans originated for sale                                                            (6,145)     (3,791)
    Proceeds from sales of loans originated for sale                                      6,380       4,082
    Increase in accrued interest receivable                                                (181)       (484)
    (Decrease) increase in deferred loan fees                                                (1)          4
    Decrease in other assets                                                                177         494
    Amortization of ESOP shares                                                             131         170
    Amortization of MSBP shares                                                              29          73
    Increase in other liabilities                                                           517         208
    Depreciation expense, net                                                               117          79
-----------------------------------------------------------------------------------------------  -----------
          Net cash provided by operating activities:                                        387       2,395

Cash flows from investing activities:
    Loan origination net of principal payments                                               (1)     (9,245)
    Purchase of Federal Home Loan Bank stock                                                  0        (250)
    Purchase of securities available for sale                                           (48,965)     (6,387)
    Proceeds from sale of securities available for sale                                  54,401       1,886
    Principal payments on securities available for sale                                     452         569
    Purchase of investment securities held to maturity                                  (16,341)     (5,691)
    Proceeds from maturity of investment securities held to maturity                     16,461       2,750
    Purchase of mortgage-backed securities held to maturity                              (5,024)          0
    Principal payments on mortgage-backed securities held to maturity                     7,692       4,250
    Proceeds from sale of real estate owned                                                  10         168
    Increase in office properties and equipment                                            (309)        (27)
-----------------------------------------------------------------------------------------------  -----------
          Net cash provided by (used in) investing activities                             8,376     (11,977)

LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997
------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                               (unaudited) (unaudited)
                                                                                         1998        1997
-----------------------------------------------------------------------------------------------  -----------
Cash flows from financing activities:
    Decrease in deposits                                                                 (3,047)     (1,731)
    (Decrease) increase in borrowings                                                    (9,460)     22,179
    Increase (decrease) in advance payments by borrowers for taxes, net                      26      (1,991)
    Purchase of treasury stock                                                           (2,809)     (7,652)
    Exercise of stock options                                                               254           0
    Cash dividends paid                                                                    (287)       (140)
-----------------------------------------------------------------------------------------------  -----------
          Net cash (used in) provided by financing activities                           (15,323)     10,665
-----------------------------------------------------------------------------------------------  -----------

          Net change in cash and cash equivalents                                        (6,560)      1,083
Cash and cash equivalents at beginning of period                                         48,673       5,399
-----------------------------------------------------------------------------------------------  -----------

Cash and cash equivalents at end of period                                              $42,113      $6,482
-----------------------------------------------------------------------------------------------  -----------

Cash paid during period for:
          Interest on deposits                                                           $4,326      $3,462
          Income taxes                                                                   $1,250        $103

                                       6

                    LAKEVIEW FINANCIAL CORP. and SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

The consolidated financial statements include the accounts of Lakeview Financial Corp. (the "Company"), its wholly owned active subsidiaries, Lakeview Savings Bank (the "Savings Bank"), Branchview, Inc., and its 90% owned subsidiary, Lakeview Mortgage Depot, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the statement of financial condition, statement of operations, and statement of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the three months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year July 31, 1999 or any other interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended July 31, 1998.

(2)  Net Income per Share

In accordance with Statement of Financial Accounting Standards No. 128 ("Statement 128"), Earnings Per Share, the following table reconciles the weighted average number of common shares outstanding used to calculate basic and diluted net income per share.

                                                      For the three months ended
                                                               October 31
                                                      --------------------------
                                                        1998             1997
Weighted Average Number
  of Common Shares
  Outstanding - Basic                                 4,131,280        3,745,519

Effective of Dilutive Securities
 Qualified Stock Options                                    464          356,862
 Non-Qualified Stock Options                            203,625          233,157
 MSBP Shares                                             94,227           46,987
                                                      ---------        ---------

Weighted Average Number
 of Common Shares
 Outstanding - Diluted                                4,429,596        4,382,525
                                                      =========        =========

(3) Comprehensive Income

Effective August 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under SFAS 130, comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available for sale. Comparative financial statements for earlier periods are reclassified to reflect application of the provisions of SFAS 130.

SFAS 130 requires total comprehensive income and its components to be displayed on the face of a financial statement for annual financial statements. For interim financial statements, SFAS 130 requires only total comprehensive income to be reported and allows such disclosure to be presented in the notes to the interim financial statements. Total comprehensive income for the applicable periods is shown below.

                  (in thousands)                       Total Comprehensive
                                                           (Loss) Income
                                                           -------------

         For the quarter ended:
         October 31, 1998                                   $(5,433)
         October 31, 1997                                     1,099

(4)  Non Performing Loans and the Allowance for Loan Losses

Non performing assets at October 31, 1998, and July 31, 1998, are as follows, in thousands:
                                  October 31, 1998          July 31,1998
                                  ----------------          ------------

Non accrual loans                      $3,427                   $2,794
Real estate owned, net                    480                      505
                                       ------                   ------
Total non-performing assets            $3,907                   $3,299
                                       ======                   ======

Non-accrual loans as a percentage
         of total loans                  1.20%                     .97%

Non-performing assets as a percentage
         of total assets                  .68%                     .56%

An analysis of the allowance for loan losses for the three month period ended October 31, 1998 and 1997 is as follows, in thousands:

                                    For the three             For the three
                                    months ended              months ended
                                    October 31, 1998          October 31, 1997
                                    ----------------          ----------------

Balance at beginning of period           $4,478                    $3,411
Provision charged to operations             225                       301
Charge-offs                                (113)                     (183)
Recoveries                                   35                        11
                                         ------                    ------
Balance at end of period                 $4,625                    $3,540
                                         ======                    ======

(5)      Recent Events

The Company, including its subsidiary Branchview, Inc., has an equity investment with a cost basis of $7.1 million in Industry Mortgage Company, L.P. (IMC). In addition, the Company has an unsecured line of credit to IMC for $6.8 million as of October 31, 1998.

IMC reached an agreement on October 15, 1998 for a $33 million standby revolving credit facility with a lender and certain affiliates of the lender. The facility is available to provide working capital for a period of up to 90 days, during which time IMC intends to explore financial and strategic alternatives including the possible sale of IMC. The terms of the new facility result in a substantial dilution of existing common stockholders' equity equating to a minimum of 40%, up to a maximum of 90%, on a fully diluted basis, depending on when, or whether, a change of control transaction occurs, as described below. Lakeview's equity investment in IMC represents approximately 5.5% of IMC's outstanding common shares.

IMC has also entered into intercreditor arrangements with its three largest warehouse and residual certificate lenders which have agreed to a "standstill" keeping their facilities in place for up to 90 days in order for IMC to explore its financial alternatives. In addition, IMC has entered into a forbearance and intercreditor agreement with respect to its $95 million revolving bank credit facility, which has matured by its terms. That agreement provides that the lender will take no collection action for 45 days, extending for an additional 45 days (to a total of 90 days) if a letter of intent to effectuate a change of control has been entered into by IMC during the initial 45-day period.

In view of, among other things, reductions in available cash and credit resources, IMC has retained an investment banker to advise it as to financial and strategic alternatives. IMC is actively working with the investment banker to seek a long-term investor in IMC or a sale or similar transaction resulting in a change of control of IMC.

On November 30, 1998, IMC announced that on November 27, 1998, it had entered into a non-binding letter of intent with Greenwich Street Capital Partners II, L.P. or its designated affiliate ("Greenwich"). Under the proposed transaction, Greenwich would invest sufficient additional equity in IMC and arrange for credit facilities to permit IMC to repay in full its existing bank loans and credit facilities, and Greenwich would obtain newly issued stock equal to 95% of the total outstanding equity interests of IMC on a diluted basis leaving the existing common shareholders with 5% of the outstanding equity. No payment would be made to IMC's common shareholders in the proposed transaction; except that the letter of intent provides for warrants to be issued to IMC's common shareholders on terms not yet negotiated. Under the letter of intent, IMC may continue to seek other buyers.

The proposed transaction is subject to a number of conditions including the negotiation and signing of a mutually agreeable definitive agreement, and that IMC continue to operate in the ordinary course of business. There is no assurance that a definitive agreement will be executed or that the proposed transactions will be consummated, and the letter of intent may be terminated by either Greenwich or IMC at any time.

IMC believes that the letter of intent with Greenwich satisfies the extended condition in the standstill agreement described above and that the standstill period with its warehouse and revolving credit lenders will now extend to mid-January, 1999. If the proposed transaction with Greenwich (or an alternative transaction with a third party) is not consummated by that date, those lenders would no longer be subject to their standstill agreements and would be free to take action under their loan agreements.

As of November 30, 1998, the market value of the IMC stock held by the Company, based on the quoted market price per share, was $945 thousand, resulting in an unrealized loss, net of tax, of $4.0 million. This loss, if realized, would represent a $.90 loss per share.

Management of the Company cannot presently predict what effect the actions of IMC, as described above, will have on the collectibility of the outstanding line of credit and recoverability of their equity investment.

(6)   Recent Account Pronouncements

In October 1998, the FASB issued SFAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65". Statement No. 65, Accounting for

Certain Mortgage Banking Activities, establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. This Statement further amends Statement 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement shall be effective for the first fiscal quarter beginning after December 15, 1998. Early application is encouraged and is permitted as of the issuance of this Statement. The Company expects the adoption of this statement to have no material impact on their financial position or results of operations.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("Statement No. 132"). Statement No. 132 revises employers' disclosures about pension and other postretirement benefits plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information in changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis, and eliminates certain required disclosures of previous accounting pronouncements.

Statement No. 132 is effective for fiscal years beginning after December 15, 1997. Earlier application is encouraged. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available. As Statement No. 132 affects disclosure requirements, it is not expected to have an impact on the financial statements of the Company.

On June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement No. 133 supersedes the disclosure requirements in Statements No. 80, 105 and 119. This statement is effective for periods beginning after June 15, 1999. The adoption of Statement No. 133 is not expected to have a material impact on the financial position or results of the Company.

(7)      Management Stock Bonus Plans ("MSBP")

During the first quarter ended October 31, 1998, the Company issued an aggregate of 194,000 restricted shares under the MSBP to its officers and directors. The newly issued MSBPs began vesting at the rate of 20% per year on August 28, 1998. The restricted shares under the MSBP become immediately vested in the event of death, disability, or a "change of control" of the Company or the Savings Bank.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview
--------

Lakeview Financial Corp. (the "Company") is organized as a unitary savings and loan holding company and owns all of the outstanding capital stock of Lakeview Savings Bank (the "Savings Bank"). The business of the Savings Bank and therefore, the Company, is the acceptance of deposits from the general public and the origination and purchase of mortgage loans in Northern New Jersey. The Savings Bank has eleven office locations located in Bergen and Passaic Counties, New Jersey. The Company also has investments in three service corporations, Branchview, Inc., LVS, Inc. and Lakeview Mortgage Depot, Inc.

Comparison of Financial Condition at October 31, 1998 and July 31, 1998
-----------------------------------------------------------------------

Total assets decreased $21.0 million, or 3.5%, to $572.9 million at October 31, 1998, from $593.9 million at July 31, 1998. The decrease was primarily due to a decrease in securities available for sale of $15.4 million, $2.6 million in mortgage-backed securities held to maturity, and $6.6 million in cash and cash equivalents offsetting the increase of $3.1 million in other assets. Funds from cash and cash equivalents and mortgage-backed securities were used to pay down borrowings.

Securities available for sale decreased $15.4 million to $22.5 million at October 31, 1998 from $37.9 million at July 31, 1998. The decrease was mainly attributable to $51.1 million in sales, $452 thousand of principal repayments, and a $12.8 million decrease in market, offset by purchases of $49.0 million. The decrease in market value in securities available for sale is mainly attributed to the carrying value of Branchview's investment in Industry Mortgage Company ("IMC"), which consists of 1,511,856 shares of common stock. At October 31, 1998, the market value decreased $12.8 million to $3.0 million from $15.8 million at July 31, 1998. The cost basis of IMC was $7.1 million at October 31, 1998. During the three months ended October 31, 1998, 150,000 shares of IMC were sold for a loss of $554,000. The decrease in market value was partially the result of unfavorable market conditions in the non-conforming mortgage loan industry and specific actions taken by IMC. Further, as of November 30, 1998, the market value of the IMC stock was $945 thousand, resulting in an unrealized loss, net of tax, of $4.0 million. This loss, if realized, would represent a $.90 loss per share. See Note 5 to the Consolidated Financial Statements.

Other assets increased $3.1 million, or 92.8% to $6.5 million at October 31, 1998 from $3.4 million at July 31, 1998. The increase was mainly attributed to a $4.0 million deferred tax asset which resulted from the decrease in market value of securities available for sale during the three months ended October 31, 1998.

Cash and cash equivalents decreased $6.6 million, or 13.5%, to $42.1 million at October 31, 1998, from $48.7 million at July 31, 1998. The decrease was used to pay down borrowings.

Borrowings decreased $9.1 million or 14.1%, to $55.8 million at October 31, 1998, from $64.9 million at July 31, 1998. The decrease in borrowings was provided by decreases in cash and cash equivalents and principal repayments of mortgage-backed securities held to maturity.

Comparison of Operating Results For The Three Months Ended October 31, 1998
---------------------------------------------------------------------------
and 1997
--------

Interest Income: Total interest income increased $1.0 million or 11.6% to $10.0 million for the three months ended October 31, 1998, compared to $9.0 million for the comparable 1997 period. Average interest earning assets increased $62.4 million to $542.0 million for the three month period in 1998 from $479.6 million for the comparable 1997 period. The increase reflects an increase in average loans of $61.2 million, average investments and mortgage-backed securities held to maturity of $59.2 million offset by a decrease in investments and mortgage-backed securities available for sale of $58.0 million.

Interest Expense: Total interest expense increased $704 thousand or 15.2% to $5.3 million for the three months ended October 31, 1998 compared to $4.6 million for the comparable 1997 period. Average interest-bearing liabilities increased $79.8 million to $499.0 million for the three month period in 1998 from $419.2 million for the comparable 1997 period. Of this increase, average deposits increased $79.1 million and average borrowings increased $755 thousand.

Net Interest Income: Net interest income increased $338 thousand or 7.8% to $4.7 million for the three months ended October 31, 1998 compared to $4.3 million for the comparable 1997 period. During the three months ended October 31, 1998, the Company's interest rate spread increased to 3.11%, compared to 3.06% for the same period in 1997. A 14 basis point decline in the cost of funds offset by a 9 basis point decrease in the yield on earning assets was the primary reason for the increase.

Provision For Loan Losses: The provision for loan losses decreased $76 thousand, or 25.3%, to $225,000 for the three months ended October 31, 1998, compared to $301,000 for the same period ended October 30, 1997. Management regularly accesses the credit risk of the loan portfolio based on information available at such times, including trends in the local real estate market and levels of non-performing loans and assets. The assessment of the adequacy of the allowance for loan losses involves subjective judgement regarding future events and thus there can be no assurance that additional provisions for loan losses will not be required in future periods.

Other Income: Other income increased $3.3 million during the first quarter of 1998 to $4.1 million, from $745,000. The increase is primarily attributable to a $3.3 million gain from securities available for sale for the three months ended October 31, 1998. The gain on sale of securities for the three months ended October 31, 1998 is not necessarily indicative of the results for the fiscal year ended July 31, 1999.

Other Expense: Other expense increased $607 thousand, or 21.5%, to $3.4 million for the three months ended October 31, 1998, from $2.8 million for the three months ended October 31, 1997. Compensation increased $172 thousand, to $1.7 million at October 31, 1998 as compared to $1.5 million at October 31, 1997. The increase was mainly attributable to the increased staff of the Company with the merger of Westwood and the Bank's new branch office which opened in September 1998, in Fairview, New Jersey. Office occupancy and equipment expense increased $92 thousand, or 39.8% to $323 thousand from $231 thousand in 1997. The increase is mainly attributable to the two (2) branches associated with the acquisition of Westwood and the opening of a new branch in August 1998. Amortization of the excess of cost over fair value of net assets acquired increased $197 thousand or 59.7% to $527 thousand from $330 thousand in 1997. The increase was mainly attributable to the goodwill associated with the acquisition of Westwood.

Year 2000 Compliance Issues
---------------------------

During fiscal 1998, the Company adopted a Year 2000 Compliance Plan (the "Plan") and established a Year 2000 Compliance Committee (the "Committee"). The objectives of the Plan and the Committee are to prepare the Company for the new millennium. As recommended by the Federal Financial Institutions Examination Council, the Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation and Implementation. These phases will enable the Company to identify risks, develop an action plan, perform adequate testing and complete certification that its processing systems will be Year 2000 ready. Execution of the Plan is currently on target. The Company is currently in the process of developing a Contingency Plan (the "Plan") specific to the Year 2000. The Plan will address the actions that would be undertaken if critical business functions cannot be carried out in the normal manner upon entering the next century due to the computer system or supplier failure.

Costs will be incurred due to the replacement of non-compiant teller hardware and software. The Company does not anticipate that hte related overall costs will be material in any single year. No assurance can be given that the Year 2000 Compliance Plan will be completed successfully by the Year 2000, in which event the Company could incur significant costs.

Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress and results of the Company's third-party service provider, testing plans, and all vendors, suppliers and customer readiness.

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

The Savings Bank's liquid assets consist of cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets are dependent on the Savings Bank's operating, financing and investment activities during any given period. At October 31, 1998, cash and cash equivalents totaled $42.1 million.

The Savings Bank anticipates that it will have sufficient funds available to meet its current commitments. As of October 31, 1998, the Savings Bank had commitments to fund loans of $6.2 million.

The Savings Bank had leverage, Tier 1, and risk-based capital ratios of 5.0%, 8.7%, and 10.0% at October 31, 1998, which exceeded the FDIC's respective minimum requirements of 4.00%, 4.00% and 8.00%.

Quantitative and Qualitative Disclosure About Market Risk
---------------------------------------------------------

There were no significant changes for the three months ended October 31, 1998 from the information presented in the annual report on Form 10-K for the year ended July 31, 1998, concerning quantitative and qualitative disclosures about market risk.

                    LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

                  From time to time, the Savings Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans. Neither the Registrant nor the Savings Bank was engaged in any legal proceeding of a material nature as of October 31, 1998.

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


                                                Lakeview Financial Corp.


Date:  December 15, 1998                         /s/ Kevin J. Coogan
                                                ------------------------
                                                     Kevin J. Coogan
                                                   President and CEO
                                              (Principal Executive Officer)






Date:  December 15, 1998                         /s/ Anthony G. Gallo
                                               ------------------------
                                                    Anthony G. Gallo
                                                 Vice President and CFO
                                              (Principal Financial Officer)