Form 10-Q
period 1999-01-31
LAKEVIEW FINANCIAL CORP /NJ/
filed 1999-03-15
CIK 921692

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     January 31, 1999

                                       OR

   --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________ to __________________

                         Commission file number: 0-25106

                            Lakeview Financial Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New Jersey                                                     22-3334052
----------                                                     ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                   1117 Main Street Paterson, New Jersey 07503
                   -------------------------------------------
               (Address of principal executive offices, zip code)

                                 (973) 742-3060
                                 --------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                 --------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: March 1, 1999
                                                    -------------

  Class                                                         Outstanding
---------                                                     ----------------
$2.00 par value common stock                                  4,873,938 shares

                    LAKEVIEW FINANCIAL CORP. and SUBSIDIARIES

                                    CONTENTS

PART I - FINANCIAL INFORMATION                                            Page

Item 1:  Financial Statements

         Unaudited Consolidated Balance Sheets as of
         January 31, 1999 and July 31, 1998                                 3

         Unaudited Consolidated Statements of (Loss) Income for the
         Three Months Ended January 31, 1999 and 1998                       4

         Unaudited Consolidated Statements of (Loss) Income for the
         Six Months Ended January 31, 1999 and 1998                         5

         Unaudited Consolidated Statements of Cash Flows for the Six
         Months Ended January 31, 1999 and 1998                             6

         Notes to Unaudited Consolidated Financial Statements               8

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                12

Item 3:  Quantitative and Qualitative Disclosure About Market Risk          17

PART II- OTHER INFORMATION

Item 1:  Legal Proceedings                                                  18

Item 2:  Changes in Securities                                              18

Item 3:  Defaults Upon Senior Securities                                    18

Item 4:  Submission of Matters to a Vote of Security Holders                18

Item 5:  Other Information                                                  18

Item 6:  Exhibits and Reports on Form 8-K                                   18

Signatures                                                                  19


LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 1999 AND JULY 31, 1998
----------------------------------------
(dollars in thousands except share data)                          (Unaudited)   (Unaudited)
                                                                 January 1999    July 1998
                                                                 ------------   -----------
Assets
------
Cash on hand and in banks                                          $  11,513    $   8,773
Federal funds sold                                                         0       39,900
                                                                   ---------    ---------
Total cash and cash equivalents                                       11,513       48,673

Investment securities held to maturity                               125,732       83,831
Securities available for sale                                         16,281       37,867
Mortgage-backed securities held to maturity                           89,368      101,771
Loans receivable, net                                                287,220      286,869
Real estate owned, net                                                   342          505
Federal Home Loan Bank of New York stock, at cost                      4,626        4,626
Accrued interest receivable                                            3,134        3,068
Office properties and equipment, net                                   4,724        4,623
Excess of cost over fair value of assets acquired, net                17,590       18,643
Net deferred tax asset                                                 4,825            0
Other assets                                                           7,823        3,380
                                                                   ---------    ---------
Total assets                                                       $ 573,178    $ 593,856
                                                                   =========    =========
Liabilities and Stockholders' Equity
------------------------------------
Deposits                                                           $ 462,133    $ 456,880
Borrowings                                                            48,206       64,928
Borrowings - Employee Stock Option Plan (ESOP)                         8,300        8,783
Advance payments by borrowers for taxes and insurance                  2,951        2,934
Other liabilities                                                      2,016        3,724
                                                                   ---------    ---------
Total liabilities                                                    523,606      537,249

Stockholders' Equity
--------------------
Common stock: $2.00 par value; authorized 10,000,000 shares, issued 6,441,504 shares and outstanding 4,873,938 shares at
  January 31, 1999 and 4,880,268 shares at July 31, 1998              12,883       12,883
Additional paid-in capital                                            31,883       30,905
Retained income                                                       26,911       30,500
Accumulated other comprehensive (loss) income                           (170)       5,306
Treasury stock at cost, 1,567,566 at January 31, 1999 and
  1,561,236 at July 31, 1998                                         (13,230)     (13,343)
Unallocated ESOP shares                                               (8,705)      (8,893)
Unallocated Management Stock Bonus Plan (MSBP) shares                      0         (751)
                                                                   ---------    ---------
Total stockholders' equity                                            49,572       56,607

Total liabilities and stockholders' equity                         $ 573,178    $ 593,856
                                                                   =========    =========
Stated book value per share                                        $   10.17    $   11.60
Tangible book value per share                                      $    6.56    $    7.78



LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF (LOSS) INCOME
FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
----------------------------------------------------
(dollars in thousands except share data)                                      (Unaudited)  (Unaudited)
                                                                                 1999           1998
                                                                             -----------   ------------
Interest income:
 Loans receivable                                                            $     6,143    $     5,150
 Mortgage-backed securities held to maturity                                       1,497          1,556
 Investment securities held to maturity and federal funds                          2,185            947
 Securities available for sale                                                       230          1,030
                                                                             -----------    -----------
   Total interest income                                                          10,055          8,683

Interest expense:
 Deposits                                                                          4,292          3,527
 Borrowings                                                                          860          1,137
                                                                             -----------    -----------
   Total interest expense                                                          5,152          4,664

Net interest income                                                                4,903          4,019
 Provision for loan losses                                                           225            300
                                                                             -----------    -----------
Net interest income after provision for loan losses                                4,678          3,719

Other (expense) income:
 Loan fees and service charges                                                       401            344
 Net realized gains on sale of securities                                             91          2,425
 Write down on securities available for sale                                      (7,687)          --
 Gains on sale of loans originated for sale                                          196            449
 Other operating income                                                              131            153
                                                                             -----------    -----------
   Total other (expense) income                                                   (6,868)         3,371

Other expense:
 Compensation and employee benefits                                                1,887          1,542
 Office occupancy and equipment expense                                              326            226
 Net loss from real estate owned                                                      28            112
 Other operating expense                                                             915            817
 Amortization of the excess of cost over fair value of net assets acquired           527            330
                                                                             -----------    -----------
   Total other expense                                                             3,683          3,027

(Loss) income before income tax (benefit) expense                                 (5,873)         4,063
 Income tax (benefit) expense                                                     (1,922)         1,515
                                                                             -----------    -----------
Net (loss) income                                                            ($    3,951)   $     2,548
                                                                              ===========    ==========
Net (loss) income per share:
 Basic                                                                       ($     0.95)   $      0.75
 Diluted                                                                     ($     0.89)   $      0.63

Weighted average number of shares outstanding:
 Basic                                                                         4,174,014      3,413,557
 Diluted                                                                       4,421,949      4,072,682


LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF (LOSS) INCOME
FOR THE SIX MONTHS ENDED JANUARY 31, 1999 AND 1998
--------------------------------------------------
(dollars in thousands except share data)                                     (Unaudited)   (Unaudited)
                                                                                 1999          1998
                                                                              ----------    ---------
Interest income:
 Loans receivable                                                                $12,335      $10,333
 Mortgage-backed securities held to maturity                                       3,140        3,192
 Investment securities held to maturity and federal funds                          3,993        1,885
 Securities available for sale                                                       600        2,244
                                                                                --------     --------
   Total interest income                                                          20,068       17,654

Interest expense:
 Deposits                                                                          8,572        7,095
 Borrowings                                                                        1,920        2,205
                                                                                --------     --------
   Total interest expense                                                         10,492        9,300

Net interest income                                                                9,576        8,354
 Provision for loan losses                                                           450          601
                                                                                --------     --------
Net interest income after provision for loan losses                                9,126        7,753

Other (expense) income:
 Loan fees and service charges                                                       806          667
 Net realized gains on sale of securities                                          3,392        2,412
 Write down on securities available for sale                                      (7,687)         -
 Gains on sale of loans originated for sale                                          431          741
 Other operating income                                                              278          297
                                                                                --------     --------
   Total other (expense) income                                                   (2,780)       4,117

Other expense:
 Compensation and employee benefits                                                3,567        3,051
 Office occupancy and equipment expense                                              650          456
 Net loss from real estate owned                                                      63          154
 Other operating expense                                                           1,781        1,530
 Amortization of the excess of cost over fair value of net assets acquired         1,053          660
                                                                                --------     --------
   Total other expense                                                             7,114        5,851

(Loss) income before income tax (benefit) expense                                   (768)       6,019
 Income tax (benefit) expense                                                        (12)       2,205
                                                                                --------     --------
Net (loss) income                                                                  ($756)      $3,814
                                                                                ========     ========
Net (loss) income per share:
 Basic                                                                            ($0.18)       $1.06
 Diluted                                                                          ($0.17)       $0.90

Weighted average number of shares outstanding:
 Basic                                                                         4,193,102    3,589,622
 Diluted                                                                       4,468,891    4,234,288



LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 1999 AND 1998
--------------------------------------------------

(dollars in thousands)                                                           (Unaudited)          (Unaudited)
                                                                                     1999                 1998
                                                                                  ----------          -----------
Cash flows from operating activities:
    Net (loss) income                                                                ($756)              $3,814
Adjustment to reconcile net income to net cash (used in)
 provided by operating activities :
    Amortization of excess of cost over fair value of assets acquired                1,053                  660
    Amortization of discounts and premiums, net                                     (2,231)                (655)
    Provision for loan losses                                                          450                  601
    Provision for losses on real estate owned                                           15                   33
    (Gain) loss on sale of real estate owned                                           (19)                   4
    Net realized gain on sale of securities available for sale                      (3,284)              (2,256)
    Net realized gain on sale of trading securities                                   (108)                (156)
    Gains on sale of loans originated for sale                                        (431)                (741)
    Purchase of trading securities                                                  (7,963)             (10,548)
    Proceeds from sale of trading securities                                         8,071               10,704
    Writedown on securities avalable for sale                                        7,687                    -
    Loans originated for sale                                                      (13,765)             (12,286)
    Proceeds from sales of loans originated for sale                                14,196               13,027
    (Increase) decrease in accrued interest receivable                                 (66)                 474
    Decrease in deferred loan fees                                                     (17)                 (10)
    (Increase) decrease in other assets                                             (4,443)                  32
    Increase in net deferred asset                                                  (4,825)                   -
    Amortization of ESOP shares                                                        233                1,237
    Amortization of MSBP shares                                                      1,744                  231
    (Decrease) increase in other liabilities                                         1,285                  (11)
    Depreciation expense, net                                                          234                  156
                                                                                  --------             --------
            Net cash (used in) provided by operating activities:                    (2,940)               4,310

Cash flows from investing activities:
    Loan origination net of principal payments                                        (770)             (15,056)
    Purchase of Federal Home Loan Bank stock                                             -                 (500)
    Purchase of securities available for sale                                      (45,671)             (23,454)
    Proceeds from sale of securities available for sale                             50,426               17,411
    Proceeds from maturity of securities available for sale                          3,000               22,968
    Principal payments on securities available for sale                                904                1,098
    Purchase of investment securities held to maturity                             (70,028)              (5,830)
    Proceeds from maturity of investment securities held to maturity                30,096               15,945
    Purchase of mortgage-backed securities held to maturity                         (5,000)                   -
    Principal payments on mortgage-backed securities held to maturity               17,519                8,891
    Proceeds from sale of real estate owned                                            167                  339
    Increase in office properties and equipment                                       (335)                 (94)
                                                                                  ---------            ---------
              Net cash (used in) provided by investing activities                  (19,692)              21,718



LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
FOR THE SIX MONTHS ENDED JANUARY 31, 1999 AND 1998
(dollars in thousands)                                                           (Unaudited)          (Unaudited)
                                                                                    1999                 1998
                                                                                 ---------             ----------
Cash flows from financing activities:
    Increase (decrease) in deposits                                                  5,381              (10,128)
    Decrease in borrowings                                                         (17,205)              (2,977)
    Increase in advance payments by borrowers for taxes, net                            17                  332
    Purchase of treasury stock                                                      (2,809)             (10,214)
    Exercise of stock options                                                          677                  144
    Sale of common stock by ESOP                                                         0               (2,793)
    Purchase of common stock by ESOP                                                     0                2,326
    Cash dividends paid                                                               (589)                (270)
                                                                                   -------              -------
              Net cash used in financing activities                                (14,528)             (23,580)

              Net change in cash and cash equivalents                              (37,160)               2,448
Cash and cash equivalents at beginning of period                                    48,673                5,400
                                                                                   -------              -------
Cash and cash equivalents at end of period                                         $11,513               $7,848
                                                                                   =======              ========
Cash paid during period for:

                             Interest on deposits                                   $8,782               $6,877
                             Income taxes                                           $1,250               $1,623

Supplemental disclosures of non-cash investing activities:

                             Transfer of loans receivable to real estate owned      $    0               $  220


                    LAKEVIEW FINANCIAL CORP. and SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

The consolidated financial statements include the accounts of Lakeview Financial Corp. (the "Company"), its wholly owned active subsidiaries, Lakeview Savings Bank (the "Savings Bank"), Branchview, Inc., LVS, Inc., LISI, Inc., North Properties, and its 90% owned subsidiary, Lakeview Mortgage Depot, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, statements of (loss) income, and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the three and six months ended January 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year July 31, 1999 or any other interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended July 31, 1998.

(2)      Merger Agreement

On December 16, 1998, Dime Bancorp, Inc. (the "Dime"), New York, New York announced it had entered into a definitive agreement to acquire the Company. Under the terms of the agreement, holders of the Company's common stock may elect to receive either 0.9 of a share of Dime common stock or $24.26 in cash for each outstanding share of the Company's common stock, subject to a requirement that, in the aggregate, 65% of the Company's outstanding shares will be exchanged for Dime common stock and the remaining shares will be exchanged for cash. The elections of the Company's shareholders will be subject to allocation and pro-ration if either type of the merger consideration is over-subscribed. The transaction is expected to close during the second quarter of calendar 1999.

(3)  Net (Loss) Income Per Share

In accordance with Statement of Financial Accounting Standards No. 128 (AStatement 128"), Earnings Per Share, the following table reconciles the weighted average number of common shares outstanding used to calculate basic and diluted net (loss) income per share.

                                        For the three           For the six
                                        months ended            months ended
                                        January 31               January 31
                                   --------------------      -----------------
                                      1999       1998        1999        1998
Weighted Average Number
  of Common Shares
  Outstanding - Basic              4,174,014   3,413,557   4,193,102   3,589,622
Effective of Dilutive Securities
 Qualified Stock Options                 654     371,266         565     364,776
 Non-Qualified Stock Options         200,167     249,351     204,554     242,093
 MSBP Shares                          47,114      38,508      70,670      37,797
                                   ---------   ---------   ---------   ---------

Weighted Average Number
 of Common Shares
 Outstanding - Diluted             4,421,949   4,072,682   4,468,891   4,234,288
                                   =========   =========   =========   =========

(4) Comprehensive Income

Effective August 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (ASFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under SFAS 130, comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available for sale. Comparative financial statements for earlier periods are reclassified to reflect application of the provisions of SFAS 130.

SFAS 130 requires total comprehensive income and its components to be displayed on the face of a financial statement for annual financial statements. For interim financial statements, SFAS 130 requires only total comprehensive income to be reported and allows such disclosure to be presented in the notes to the interim financial statements. Total comprehensive income for the applicable periods is shown below (in thousands).

                        For the three         For the six
                         months ended         months ended
                          January 31           January 31
                       ----------------     -----------------
                        1999      1998        1999       1998

Total Comprehensive
Loss                  $  (798)   $(6,852)   $(6,232)   $(5,753)

(5)  Non Performing Loans and the Allowance for Loan Losses

Non performing assets at January 31, 1999, and July 31, 1998, are as follows, in thousands:


                                   January 31, 1999     July 31,1998
                                   ----------------     ------------

Non accrual loans                       $3,526              $2,794
Real estate owned, net                     342                 505
                                        ------              ------
Total non-performing assets             $3,868              $3,299
                                        ======              ======

Non-accrual loans as a percentage
         of total loans                   1.23%                .97%

Non-performing assets as a percentage
         of total assets                   .67%                .56%

An analysis of the allowance for loan losses for the six month period ended January 31, 1999 and 1998 is as follows, in thousands:

                                          For the six          For the six
                                          months ended        months ended
                                        January 31, 1999    January 31, 1998
                                        ----------------    ----------------

Balance at beginning of period               $4,478               $3,411
Provision charged to operations                 450                  601
Charge-offs                                    (160)                (587)
Recoveries                                       60                   18
                                             ------               ------
Balance at end of period                     $4,828               $3,443
                                             ======               ======

(6)      Other Events

As previously disclosed, the Company, including its subsidiary Branchview, Inc., had an equity investment with a cost basis of $7.7 million in IMC Mortgage Company ("IMC"). As of January 31, 1999, the market value of the IMC stock was $679,000, resulting in an unrealized loss, net of tax, of $7.0 million. Because of the following events, management determined that its investment in IMC was permanently impaired and recognized a loss, net of tax, of $5.1 million, or $1.15 per diluted share.

As previously disclosed, on October 16, 1998, IMC entered into a loan agreement (the "Greenwich Loan Agreement") with Greenwich and certain of its affiliates that provided IMC a $33 million standby revolving credit facility for a period of up to 90 days. In consideration for providing the facility, Greenwich received, among other things, exchangeable preferred stock representing the equivalent of 40% of IMC's common stock.

The Greenwich Loan Agreement provides that under certain circumstances, upon IMC entering into a definitive agreement which effectuates a change of control of IMC, Greenwich may elect either to (a) receive repayment of the loan facility, plus accrued interest at 10% per annum, and a take-out premium or (b) exchange its loans for additional exchangeable preferred stock. The additional preferred stock that would be issued to Greenwich would represent the equivalent of 50% of the IMC common stock outstanding (in addition to the 40% issued to Greenwich on execution of the Greenwich Loan Agreement). If Greenwich and IMC consummate the transactions contemplated by the Merger Agreement, the Merger will supersede any rights Greenwich has under the Greenwich Loan Agreement to exchange its loans for equity in IMC or to receive the premium on repayment of the loan facility contemplated by the Greenwich Loan Agreement.

Also as previously disclosed, on October 16, 1998, IMC had entered into an intercreditor agreement with a lender under its revolving bank credit facility. On February 18, 1999, Greenwich purchased at a discount from that lender its interests in the revolving credit facility, which, on that date, had a principal amount outstanding of $87.5 million.

Simultaneously with the execution of the Merger Agreement, IMC entered into amended and restated intercreditor agreements with three of its major warehouse lenders and with Greenwich relating to the revolving credit bank facility, the Greenwich Loan Agreement and the Amendment. Under those agreements, the lenders agreed to keep their respective facilities in place for a period of up to seventeen months if the Merger is consummated within five months. If the Merger is not consummated within a five-month period, after that period, those lenders would no longer be subject to the requirements of the amended and restated intercreditor agreements and would be free to take action, if desired, under their respective loan agreements.

IMC entered into an Agreement and Plan of Merger (the "Merger Agreement") with Greenwich Street Capital Partners II, L.P. ("Greenwich") and IMC 1999 Acquisition Co., Inc., a subsidiary owned by Greenwich and certain of its affiliates ("Merger Sub"), on February 19, 1999. Under the Merger Agreement, Merger Sub will merge with and into IMC (the "Merger"). As a result of the Merger, Greenwich will receive newly issued IMC common stock equal to 93.5% of the total common stock on a fully diluted basis, leaving the existing common shareholders of IMC with 6.5% of the common stock outstanding after the Merger. No payment will be made to IMC's common shareholders in this transaction. Upon the consummation of the Merger, Greenwich will enter into an amendment and restatement of its existing loan agreement with IMC, pursuant to which Greenwich will make available to IMC an additional $40 million in working capital facilities, which includes $5 million that was made available to IMC pursuant to an amendment, dated as of February 11, 1999 (the "Amendment"), to the Greenwich Loan Agreement ( as defined below). The Merger is subject to a number of conditions including approval by IMC's shareholders. There is no assurance that this transaction will be consummated.

The Company has an unsecured line of credit to IMC for $5.9 million as of January 31, 1999. The Company can not presently predict what effect the actions of IMC, as described above, will have on the collectibility of the outstanding line of credit.

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

On December 16, 1998, Dime Bancorp, Inc. (the "Dime"), New York, New York announced it had entered into a definitive agreement to acquire the Company. Under the terms of the agreement, holders of the Company's common stock may elect to receive either 0.9 of a share of Dime common stock or $24.26 in cash for each outstanding share of the Company's common stock, subject to a requirement that, in the aggregate, 65% of the Company's outstanding shares will be exchanged for Dime common stock and the remaining shares will be exchanged for cash. The elections of the Company's shareholders will be subject to allocation and pro-ration if either type of the merger consideration is over-subscribed. The transaction is expected to close during the second calendar quarter of 1999.

For the three and six months ended January 31, 1999, the Company incurred a net loss of approximately $3,951,000 and $756,000, respectively. Management determined that its investment in IMC Mortgage Co. ("IMC") was permanently impaired and recognized a loss (net of taxes) of $5.1 million, or $1.15 per diluted share. See Note 6 to the Unaudited Consolidated Financial Statements. Without the recognition of the permanent impairment of the IMC investment, the Company would have recognized net income for the three and six months ended January 31, 1999, of $1.1 million, or $.26 per diluted share and $4.3 million, or $.97, per diluted share, respectively.

Comparison of Financial Condition at January 31, 1999 and July 31, 1998
-----------------------------------------------------------------------

Total assets decreased $20.7 million, or 3.5%, to $573.2 million at January 31, 1999, from $593.9 million at July 31, 1998.

The investment securities held to maturity increased $41.9 million, or 50.0%, to $125.7 million at January 31, 1999 from $83.8 million at July 31, 1998. The increase was due to $70.0 million of purchases and accretion of discounts of $2.0 million, offset by maturities of $30.1 million.

Securities available for sale decreased $21.6 million, or 57.0%, to $16.3 million at January 31, 1999 from $37.9 million at July 31, 1998. Of the $21.6 million decrease, $16.6 million was associated with the IMC investment, as discussed herein. $50.4 million of sales, $3.0 million from maturity of securities in the portfolio, and $904 thousand of principal repayments, offsetting such decrease in the portfolio were $45.7 million in purchases.

Mortgage-backed securities decreased $12.4 million, or 12.2%, to $89.4 million at January 31, 1999, from $101.8 million at July 31, 1998. This was attributed to principal repayments of $17.5 million, offset by purchases of $5.0 million.

Cash and cash equivalents decreased $37.2 million, or 76.3%, to $11.5 million at January 31, 1999, from $48.7 million at July 31, 1998. The decrease was used to pay down borrowings.

Borrowings decreased $16.7 million or 25.8%, to $48.2 million at January 31, 1999, from $64.9 million at July 31, 1998. The decrease in borrowings was related to the decreases in cash and cash equivalents and principal repayments of mortgage-backed securities held to maturity.

Comparison of Operating  Results For The Three Months Ended January 31, 1999 and
--------------------------------------------------------------------------------
1998
----

Interest Income: Total interest income increased $1.4 million or 15.8% to $10.1 million for the three months ended January 31, 1999, compared to $8.7 million for the comparable 1998 period. Average interest earning assets increased $58.1 million to $530.4 million for the three month period in 1999 from $472.3 million for the comparable 1998 period. The increase reflects an increase in average loans of $53.6 million, average investments and mortgage-backed securities held to maturity of $75.4 million offset by a decrease in securities available for sale of $70.9 million.

Interest Expense: Total interest expense increased $488,000 or 10.5% to $5.2 million for the three months ended January 31, 1999 compared to $4.7 million for the comparable 1998 period. Average interest-bearing liabilities increased $70.6 million to $493.8 million for the three month period in 1999 from $423.2 million for the comparable 1998 period. Of this increase, average deposits increased $87.1 million and average borrowings decreased $16.5 million.

Net Interest Income: Net interest income increased $884,000 or 22.0% to $4.9 million for the three months ended January 31, 1999 compared to $4.0 million for the comparable 1998 period. During the three months ended January 31, 1999, the Company=s interest rate spread decreased to 3.11%, compared to 3.22% for the same period in 1998. A 7 basis point decline in the cost of funds and a 4 basis point increase in the yield on earning assets was the primary reason for the increase.

Provision For Loan Losses: The provision for loan losses decreased $75,000, or 25.0%, to $225,000 for the three months ended January 31, 1999, compared to $300,000 for the same period ended January 31, 1998. Management regularly accesses the credit risk of the loan portfolio based on information available at such times, including trends in the local real estate market and levels of non-performing loans and assets. The assessment of the adequacy of the allowance for loan losses involves subjective judgement regarding future events and thus there can be no assurance that additional provisions for loan losses will not be required in future periods.

Other (Expense) Income: Other (expense) income decreased $10.2 million during the second quarter of 1999 to an expense of $6.9 million, from income of $3.4 million. As discussed herein, the decline in other income was primarily the result of the write-off of the IMC investment.

Other Expense: Other expense increased $656,000, or 21.7%, to $3.7 million for the three months ended January 31, 1999, from $3.0 million for the three months ended January 31, 1998. Compensation increased $345,000, to $1.9 million for the three months ended January 31, 1999 as compared to $1.5 million for the three months ended January 31, 1998. The increase was mainly attributable to the increased staff of the Company with the merger of Westwood, the Bank=s new branch office which opened in September 1998, in Fairview, New Jersey. Compensation expense also increase due to the acceleration of the Management Stock Bonus Plan ("MSBP") due to the pending merger with the Dime. Office occupancy and equipment expense increased $100,000, or 44.2% to $326,000 from $226,000 in 1998. The increase is mainly attributable to the branches associated with the acquisition of Westwood and the opening of the new branch office. Amortization of the excess of cost over fair value of net assets acquired increased $197,000 or 59.7% to $527,000 from $330,000 in 1998. The increase was mainly attributable to the goodwill associated with the acquisition of Westwood.

Comparison  of Operating  Results For The Six Months Ended  January 31, 1999 and
--------------------------------------------------------------------------------
1998
----

Interest Income: Total interest income increased $2.4 million or 13.7% to $20.1 million for the six months ended January 31, 1999, compared to $17.7 million for the comparable 1998 period. Average interest earning assets increased $60.3 million to $536.2 million for the six month period in 1999 from $475.9 million for the comparable 1998 period. The increase reflects an increase in average loans of $57.4 million, average investments and mortgage-backed securities held to maturity of $67.3 million offset by a decrease in securities available for sale of $64.4 million.

Interest Expense: Total interest expense increased $1.2 million or 12.8% to $10.5 million for the six months ended January 31, 1999 compared to $9.3 million for the comparable 1998 period. Average interest-bearing liabilities increased $75.2 million to $496.4 million for the six month period in 1999 from $421.2 million for the comparable 1998 period. Of this increase, average deposits increased $83.1 million and average borrowings decreased $7.9 million.

Net Interest Income: Net interest income increased $1.2 million or 14.6% to $9.6 million for the six months ended January 31, 1999 compared to $8.4 million for the comparable 1998 period. During the six months ended January 31, 1999, the Company=s interest rate spread increased to 3.26%, compared to 3.22% for the same period in 1998. A 8 basis point decline in the cost of funds offset by a 4 basis point decrease in the yield on earning assets was the primary reason for the increase.

Provision For Loan Losses: The provision for loan losses decreased $151,000, or 25.1%, to $450,000 for the six months ended January 31, 1999, compared to $601,000 for the same period ended January 31, 1998. Management regularly accesses the credit risk of the loan portfolio based on information available at such times, including trends in the local real estate market and levels of non-performing loans and assets. The assessment of the adequacy of the allowance for loan losses involves subjective judgement regarding future events and thus there can be no assurance that additional provisions for loan losses will not be required in future periods.

Other (Expense) Income: Other (expense) income decreased $6.9 million during the six months ended January 31, 1999 to an expense of $2.8 million, from income of $4.1 million for the same period in 1998. As discussed herein, the decline was primarily from the write-off of the IMC investment.

Other Expense: Other expense increased $1.3 million, or 21.6%, to $7.1 million for the six months ended January 31, 1999, from $5.3 million for the six months ended January 31, 1998. Compensation increased $516,000, to $3.6 million for the six months ended January 31, 1999 as compared to $3.1 million for the six months ended January 31, 1998. The increase was mainly attributable to the increased staff of the Company with the merger of Westwood, the Bank=s new branch office which opened in September 1998, in Fairview, New Jersey. Compensation expense also increased due to the acceleration of the MSBP=s due to the pending merger with the Dime. Office occupancy and equipment expense increased $194,000, or 42.5% to $650,000 from $456,000 in 1998. The increase is mainly attributable to the branches associated with the acquisition of Westwood and the opening of the new branch office. Amortization of the excess of cost over fair value of net assets acquired increased $393,000 or 59.5% to $1.1 million from $660,000 in 1998. The increase was mainly attributable to the goodwill associated with the acquisition of Westwood.

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

Costs will be incurred due to the replacement of non-compliant teller hardware and software. The Company does not anticipate that the related overall costs will be material in any single year. As of January 31, 1999, total costs incurred to date for the Year 2000 were $28,000. No assurance can be given that the Year 2000 Compliance Plan will be completed successfully by the Year 2000, in which event the Company could incur significant costs.

Successful and timely completion of the Year 2000 project is based on management=s best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress and results of the Company=s third-party service provider, testing plans, and all vendors, suppliers and customer readiness.

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

The Savings Bank's liquid assets consist of cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets are dependent on the Savings Bank's operating, financing and investment activities during any given period. At January 31, 1999, cash and cash equivalents totaled $11.5 million.

The Savings Bank anticipates that it will have sufficient funds available to meet its current commitments. As of January 31, 1999, the Savings Bank had commitments to fund loans of $8.5 million.

The Savings Bank had leverage, Tier 1, and risk-based capital ratios of 5.5%, 9.5%, and 10.8% at January 31, 1999, which exceeded the FDIC's respective minimum requirements of 4.00%, 4.00% and 8.00%.

Quantitative and Qualitative Disclosure About Market Risk
---------------------------------------------------------

There were no significant changes for the six months ended January 31, 1999 from the information presented in the annual report on Form 10-K for the year ended July 31, 1998, concerning quantitative and qualitative disclosures about market risk.

                    LAKEVIEW FINANCIAL CORP. AND SUBSIDIARIES
                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

                    From time to time, the Savings Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans. Neither the Registrant nor the Savings Bank was engaged in any legal proceeding of a material nature as of January 31, 1999.

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


                                       Lakeview Financial Corp.


Date:  March 15, 1999

                                        /s/ Kevin J. Coogan
                                        --------------------------------------
                                         Kevin J. Coogan
                                         President and CEO
                                        (Principal Executive Officer)






Date:  March 15, 1999                   /s/ Anthony G. Gallo
                                        --------------------------------------
                                        Anthony G. Gallo
                                        Vice President and CFO
                                       (Principal Financial Officer)